Form 10-Q
period 2010-11-12
Sterilite Solutions, Corp.
filed 2010-11-15
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-167607

Sterilite Solutions, Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-2300414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41738 W. Hillman Dr.
Maricopa, AZ.	85239
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:                                                      (602) 751-9638

Copies of Communications to:
Stoecklein Law Group
Emerald Plaza
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒    No  ☐

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2010, was 1,318,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

STERILITE SOLUTIONS, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

September 30,
2010
(unaudited)
ASSETS

Current assets:
Cash	$ 126
Total current assets	126

Other assets:
Furniture and equipment, net	1,912
Trademark	975
Website, net	229
Total other assets	3,116

Total assets	$ 3,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$ 14,995
Total current liabilities	14,995

Long term liabilities:
Accrued interest payable - related party	30
Line of credit - related party	2,000
Total long term liabilities	2,030

Total liabilities	17,025

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized,1,318,000 shares issued and outstanding	1,318
Additional paid-in capital	17,982
(Deficit) accumulated during development stage	(33,083)
Total stockholders' deficit	(13,783)

Total liabilities and stockholders' deficit	$ 3,242
The Accompanying Notes are an integral part of the Financial Statements.

STERILITE SOLUTIONS, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		Inception
	For the three	(April 6, 2010)
	months ended	to
	September 30, 2010	September 30, 2010
	(unaudited)	(unaudited)

Revenue	$ -	$ -

Operating expenses:
Depreciation and amortization	198	227
General and administrative	347	1,118
Professional fees	9,802	31,708
Total operating expenses	10,347	33,053

Loss from operations	(10,347)	(33,053)

Other expense:
Interest expense - related party	(30)	(30)
Total other expense	(30)	(30)

Net loss	$ (10,377)	$ (33,083)

Weighted average number of common shares	1,318,000	1,318,000
outstanding - basic

Net loss per share - basic	$ (0.01)	$ (0.03)

The Accompanying Notes are an integral part of the Financial Statements.

STERILITE SOLUTIONS, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

Inception
April 6, 2010
(inception) to
September 30, 2010
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (33,083)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	6,800
Depreciation and amortization	227
Changes in operating assets and liabilities:
Increase in accounts payable	14,995
Increase in accrued interest payable	30

Net cash used in operating activities	(11,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(2,118)
Purchase of trademark	(975)
Purchase of website development	(250)

Net cash used in investing activities	(3,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	2,000
Proceeds from sale of common stock, net of offering costs	12,500

Net cash provided by financing activities	14,500

NET CHANGE IN CASH	126

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$ 126

SUPPLEMENTAL INFORMATION:
Interest paid	$ -
Income taxes paid	$ -

Non-cash activities:
Number of shares issued for services	68,000

The Accompanying Notes are an integral part of the Financial Statements.

STERILITE SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended April 30, 2010 and notes thereto included in the Company’s S-1 registration statement and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Fixed assets
Property and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment                                                      3 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as of September 30, 2010.

STERILITE SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2010, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing and acquiring various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 years and will be reviewed annually for impairment.  Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once production begins and the related revenues are recorded.

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.   The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once the website is completed and is fully operational.  As of September 30, 2010, the Company has commenced amortization.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718. ASC Topic 505  requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company has also adopted FASB ASC 718-10, “Compensation- Stock Compensation”, which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

STERILITE SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 6, 2010) through the period ended September 30, 2010 of ($33,083). In addition, the Company’s development activities since inception have been financially sustained through equity financing and line of credit from a related party.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of:

September 30,
2010
Computer equipment	$ 2,118
Accumulated depreciation	(206)
$ 1,912

During the period from Inception (April 6, 2010) through September 30, 2010, the Company recorded depreciation expense of $206.  During the three months ended September 30, 2010, the Company recorded depreciation of $177.

NOTE 4 – WEBSITE

Website consisted of the following as of:

September 30,
2010
Website	$ 250
Accumulated depreciation	(21)
$ 229

During the period from Inception (April 6, 2010) through September 30, 2010, the Company recorded amortization expense of $21.  During the three months ended September 30, 2010, the Company recorded depreciation of $21.

STERILITE SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

September 30, 2010
Revolving credit line outstanding due to an officer and director of the Company, unsecured, 6% interest, due in July 2013	$ 2,000

$ 2,000

On July 27, 2010, the Company executed a line of credit in the amount of $20,000 with Steven Subick. The line of credit carries an annual interest rate of 6% and has a term of three year, at which any outstanding balance is due in full. As of September 30, 2010, an amount of $2,000 had been used for general corporate purposes with a remaining balance of $18,000 available.

During the period from Inception (April 6, 2010) through September 30, 2010, interest expense was $30.  During the three months ended September 30, 2010, the Company recorded interest expense of $30.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

Common stock
On April 6, 2010, the Company issued its sole officer and director of the Company 1,250,000 shares of its $0.001 par value common stock at a price of $0.01 per share for cash of $12,500.

On April 6, 2010, the Company issued 68,000 shares of its common stock toward legal fees at a value of $0.10 per share or $6,800.  The shares were valued with the fair value of the services rendered.

During the period from Inception (April 6, 2010) to September 30, 2010, there have been no other issuances of common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

On July 27, 2010, the Company executed a revolving line of credit from an officer and director of the Company for up to $20,000.  The revolving line of credit bears interest at 6% per annum and is due on July 28, 2013.  If the revolving line of credit is not paid by the maturity date, then the loan would bear a default interest rate of 10% per annum.  During the period from Inception (April 6, 2010) to September 30, 2010, the Company received an advance of $2,000 and recorded interest expense of $30.  During the three months ended September 30, 2010, the Company recorded interest expense of $30.

NOTE 8 – SUBSEQUENT EVENTS

On October 7, 2010, the Company drew an additional $2,000 on the revolving line of credit from an officer and director of the Company.  As of October 31, 2010, the principal balance owed was $4,000.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:
o	our ability to diversify our operations;
o	our ability to implement our business plan of distribution and sales of our product;
o	inability to raise additional financing for working capital;
o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	our ability to attract key personnel;
o	our ability to operate profitably;
o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures; and
o	other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 1A. Risk Factors in this document.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Sterilite’s”, “the Company”, and similar terms refer to STERILITE SOLUTIONS, CORP. unless otherwise expressly stated or the context otherwise requires.

Background Overview

Sterilite Solutions, Corp., is a development stage company incorporated in the State of Nevada on April 6, 2010.  We were formed to engage in the business of distributing a privately labeled, environmentally green, non-caustic cleaning solution manufactured by Integrated Environmental Technologies, Ltd (IET).  As of September 30, 2010, we have not commenced our planned principal operations, and therefore have no significant assets.

Since our inception on April 6, 2010 through September 30, 2010, we have generated $0.00 in revenues and have incurred a net loss of $(33,083). For the three months ended September 30, 2010, we generated $0 in revenues and incurred a net loss of $(10,377).

We anticipate revenue will increase in the next twelve months, of which we can provide no assurance. Recently, we filed an S-1 registration statement (declared effective by the SEC on September 22, 2010) to raise capital, and those proceeds have been budgeted to cover costs associated with product purchase, website and marketing development, as well as costs covering various filing fees and transfer agent fees to complete our early money raise through the offering. We believe that product sales may be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Results of Operations

Sterilite Solutions, Corp., was formed to distribute and eventually manufacture a brand of non-caustic “green” based cleaning solutions, currently provided to us and manufactured by Integrated Environmental Technologies, Ltd., to both the public and private sectors, under the Name of Sterilite Solutions™, Sterilite Solutions, purchases product from IET on an “as needed basis,” and does not maintain any form of distribution agreement or exclusivity contract with IET. Sterilite’s sales and marketing will be generated through direct sales through our President and CEO, Steve Subick, as well as through our website. Our website, www.sterilitesolutions.com  is intended, upon completion, to be fully automated, topically arranged, intuitive, and an easy-to-use service which supports a buying and selling experience in which our clients and prospective clients will be able to view product demonstrations, make contact for onsite demonstrations, as well as order product.

We recently filed an S-1 registration statement to raise capital, and with those proceeds, we believe we will grow, although, of course, we cannot provide any assurance that we will be able to grow as we currently anticipate.  The anticipated capital we expect to raise in the recently filed offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, the offering, travel expenses, working capital, and covering various filing fees and transfer agent fees.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to develop a business plan and establish an operational website as soon as practical. We have accomplished the goal of developing our business plan; however, we are in the early stages of setting up an operational website capable of providing a method of advertising and marketing, as well as direct sales of our private label solutions. In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software. The system will be required to maintain current inventory, client records and inventory projections, as well as basic website requirements such as marketing, online pre-recorded demonstrations and contact information.  We do not have sufficient cash to enable us to complete our website development, which is an integral part of our operations.

We have filed an S-1 registration offering to provide the basic minimum amount of funds to provide sufficient cash for the next 12 months. If we are unsuccessful in generating the cash set forth in that offering, we will be forced into curtailing the expenditures required to complete the website, until such time as we are able to either raise the cash required privately or launch another offering. Our sole officer and director, Mr. Subick has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Subick out of the funds being raised in the offering. If we were to not receive any additional funds, including the funds from the offering, we could continue in business for the next 12 months through purchase and distribution of product on an “as needed” basis.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Sterilite Solutions, Corp.  as a going concern. Sterilite may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Sterilite Solutions be unable to continue existence.

Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing significant research and development under our plan of operation in the near future.  The focus of our activities might include but not be limited to, on-site product demonstrations in different test environments such as schools, office complexes and food service and distribution centers, comparing the non-caustic benefits of our product against competitor’s products which might be in current use at a particular facility. Ongoing regulations from the EPA and FDA, as well as informational releases distributed by IET will require us to continually monitor our products ever growing uses.

Expected purchase or sale of plant and significant equipment. In the future we may or may not purchase the equipment required to produce our own private label solutions.  However, the purchase of any plant or significant equipment; is not required by us at this time or in the next 12 months. However, should we adapt our business plan to begin manufacturing Sterilite Solutions™ in-house within the next 12 months we will need to purchase an Electro-Chemical Activation (ECA) machine from IET.  The cost of the machine varies depending upon the need for a new machine at $32,000, or the availability of a used machine, of which we have been quoted a purchase price of $15,000. The cost of purchasing this piece of equipment would be raised in sales revenues from Sterilite Solutions™. Until such time as we see that it would be fiscally beneficial for us to manufacture Sterilite Solutions™ in-house, we will continue to buy our product from IET.

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After we complete the current offering and have commenced our product development program, increased our revenues through direct marketing and secured distribution contracts, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, $12,500, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $12,500; (2) goals based upon our funding of $60,000; and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000.

Stage I: Development of our business operations based upon our founders’ investment of $12,500.

•	To set up our corporate structure (file for incorporation) set up corporate governance. Accomplished through the incorporation in Nevada in April of 2010.
•
To retain counsel and an auditor to assist in preparation of documents providing for the raising of $60,000 to complete Stage II of our Plan of Operations. Accomplished in April 2010. Total costs approximately $8,500. (Counsel to be paid from proceeds of offering in the sum of $5,000. Auditor paid $3,500 from $12,500 equity purchase by Mr. Subick).

Stage II: Development of our business operations based upon our receipt of the net funds from our offering of $52,700. We have not commenced the majority of milestones set forth in Stage II of our Plan of Operation as a result of our not having the funds from our offering. In the event we do not receive the funds from the offering, then we will be in a position to continue with the operations of STERILITE SOLUTIONS, however no significant business will be accomplished until other equity or debt is raised, or in the unlikely event that our product lines as currently developed, generates sufficient revenues to incur additional inventory creation.

 Stage III: Development of our business operations is based upon our receipt of additional equity and/or debt in the approximate sum of $100,000 to $200,000. If, and when we raise the $100,000 in Stage III, we intend to pay our President a salary of $25,000 per year. There are no accruals for past salary, and the commencement date of such salary would not occur until such time as the additional funds (in addition to our present offering) are acquired. An additional $20,000 would be allocated toward salaries, and the balance of $55,000 would be utilized for legal, accounting, product purchasing/manufacturing, equipment purchases, website maintenance   and general office expenses. In the event an additional $100,000 were raised (in addition to the $52,700 and $100,000 referenced above), we would allocate the 2nd $100,000 primarily to additional equipment purchase, office space and additional staff. We anticipate that it will take us approximately six months after the funding referenced in this Stage III to expand our services, hire personnel, and obtain office space.

Until an infusion of capital from our offering, we will not be able to complete Stage II of our Plan of Operation. We currently have insufficient capital to commence any significant equipment purchase.  Our Plan of Operation is premised upon having funds available. We believe that the funds allocated in the offering will assist us in generating revenues. We have suffered start up losses which raises substantial doubt regarding our ability to continue as a going concern. We believe that the proceeds from our offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations. We will need to raise $60,000, with net proceeds of $52,700, to comply with our business plan of operations for the next 12 months based on our capital expenditure requirements.

After our offering, we will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the shares being offered. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our manufacturing business to the levels under Stage III. Alternatively we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations.  There is still no assurance that, even with the funds from our offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock.  Further, we may continue to be unprofitable.

Liquidity and Capital Resources

Cash will be increasing primarily due to the receipt of funds from this offering to offset our near term cash equivalents. Since inception, we have financed our cash flow requirements through issuance of common stock and a related party revolving line of credit. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of product sales. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Even though we intend to begin generating revenues, we can make no assurances and therefore we may incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually research for new information, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

During the six months ended September 30, 2010, Steven A. Subick, the sole officer and director of the Company, advanced the Company $2,000.  Subsequently on October 7, 2010, Mr. Subick advanced the Company an additional $2,000. Both advance were drawn on the line of credit and bear an interest rate of 6% per annum, due and payable on July 28, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

 Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, Steven A. Subick, our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Subick, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.               Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A. Risk Factors

We are a development stage company organized in April 2010 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in April of 2010 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $33,083 for the period ended September 30, 2010, and (iii) we have incurred losses of $10,377 for the three months ended September 30, 2010. We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees.

Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues.

Additionally, our auditor’s report reflects that the ability of STERILITE SOLUTIONS to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this offering unless you can afford to lose your entire investment.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan.

Due to our very recent start-up nature, we will have to incur the costs website and marketing development, development of our product graphic materials, and packaging methodology, and all other associated fees. To fully implement our business plan we will require substantial additional funding. The recently filed offering, if successful, will only enable us to commence advertising, commence product purchase and marketing, and will assist us in further developing our initial business operations, including the enhancement of our website; however will not be sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds have been earmarked for advertising expenses, some website development fees, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

Following the offering we will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders may lose part or all of their investment.

We are significantly dependent on our sole officer and director, who has limited experience. The loss or unavailability of Mr. Subick’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements.

Our business plan is significantly dependent upon the abilities and continued participation of Steven A. Subick, our sole officer and director. It would be difficult to replace Mr. Subick at such an early stage of development of Sterilite Solutions, Corp. The loss by or unavailability to Sterilite Solutions, Corp., of Mr. Subick’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Subick could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Subick, should his services be discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Subick, then we may be required to cease pursuing our business opportunity.

Mr. Subick has no experience in running a public company.

As a result of our reliance on Mr. Subick, and his lack of experience in operating a public company, our investors are at risk in losing their entire investment. Mr. Subick intends to hire personnel in the future, when sufficiently capitalized, who would have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Since this offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such a future offering occurs, and until such management is in place, we are reliant upon Mr. Subick to make the appropriate management decisions.

Since a single stockholder, upon completion of the recently filed offering will beneficially own the majority of our outstanding common shares, that single stockholder will retain the ability to control our management and the outcome of corporate actions requiring stockholder approval notwithstanding the overall opposition of our other stockholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might negatively impact the value of your common shares.

Mr. Subick will own approximately 65% of our outstanding common shares after completion of the offering. As a consequence of his stock ownership position, Mr. Subick will retain the ability to elect a majority of our board of directors, and thereby control our management. These individuals will also initially have the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of ownership by these individuals could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

As a result of Mr. Subick’s majority ownership of our outstanding common shares after our recently filed offering, Mr. Subick will control our issuance of securities after the offering.

As a consequence of Mr. Subick’s controlling stock ownership position, acting alone he will be able to authorize the issuance of securities that may dilute and otherwise adversely affect the rights of purchasers of stock in our offering, including preferred stock. Additionally, he may authorize the issuance of these securities to anyone he wishes, including himself and his affiliates at prices significantly less than the offering price.

Because of competitive pressures from competitors with more resources, STERILITE SOLUTIONS, CORP. may fail to implement its business model profitably.

The business of advertising cleaning products and services for resale on the Internet is highly fragmented and extremely competitive. There are numerous competitors offering similar services. The market for customers is intensely competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in this market and we believe that our ability to compete depends upon many factors within and beyond our control, including the timing and market acceptance of new solutions and enhancements to existing solutions developed by us, our competitors, and their advisors.

Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger customer bases, established technology driven websites, and significantly greater financial, technical and marketing resources than we do. As a result, they will be able to respond more quickly to new or emerging advertising techniques, technologies, and changes in customer requirements, or to devote greater resources to the development, promotion and marketing and advertising products than we can. Such competitors are able to undertake more extensive marketing campaigns for their services, adopt more aggressive pricing policies and make more attractive offers to potential employees, and strategic advertising partners.

Risks Relating To Our Common Stock

There is no current public market for our common stock; therefore one may be unable to sell their securities at any time, for any reason, and at any price, resulting in a loss of their investment.

As of the date of this filing, there is no public market for our common stock. Although we plan, in the future, to contact an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board, or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason. We have not originated contact with a market maker at this time, and do not plan on doing so until completion of this offering.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of STERILITE SOLUTIONS; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of STERILITE SOLUTIONS are being made only in accordance with authorizations of management and directors of STERILITE SOLUTIONS, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of STERILITE SOLUTIONS’ assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. This individual developed our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have no recent sales of unregistered securities.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 333-167607), related to our initial public offering, was declared effective by the SEC on September 22, 2010.  A total of 600,000 shares of common stock were registered with the SEC with an aggregate offering price of $60,000.  All of these shares were registered on our behalf.  As of the date of this filing the Company has not sold any shares under the registration statement.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on April, 6, 2010 through the period ended September 30, 2010.

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.               Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders from the time of our inception through the period ended September 30, 2010.

Item 5.               Other Information.

None.

Item 6.                             Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of STERILITE SOLUTIONS, CORP.		S-1		3(i)(a)	6/17/10
3(ii)(a)	Bylaws of STERILITE SOLUTIONS, CORP.		S-1		3(ii)(a)	6/17/10
10.1	Subscription Agreement		S-1		10.1	6/17/10
10.2	Grid Note between Mr. Subick and Sterilite Solutions, Corp	X
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERILITE SOLUTIONS, CORP.
(Registrant)

By:/s/ Steven A. Subick
      Steven A. Subick, Chief Executive Officer
      (On behalf of the registrant and as
       principal financial officer)

Date:  November 12, 2010