Form 10-K
Oraco Resources, Inc.
filed 2011-02-28
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-167607

ORACO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2300414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 West Knox Road, Tempe, Arizona	85284
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (480) 588-3333

Copies of Communications to:
Stoecklein Law Group
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $5,440 based on a share value of $0.01.

The number of shares of Common Stock, $0.001 par value, outstanding on February 25, 2011 was 15,344,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ORACO RESOURCES, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

Index to Report
on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, statements regarding:
o	our ability to diversify our operations;
o	our ability to implement our business plan of providing information to owners of distressed properties facing foreclosure and potential investors together;
o	our ability to attract key personnel;
o	our ability to operate profitably;
o	our ability to efficiently and effectively finance our operations, and/or purchase orders;
o	inability to achieve future sales levels or other operating results;
o	inability to raise additional financing for working capital;
o	inability to efficiently manage our operations;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures and/or general working capital;
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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “Oraco”, “the Company”, and similar terms refer to Oraco Resources, Inc.

Throughout this filing all references to shares have been restated to reflect a Eight (8) for One (1) forward split enacted on February 23, 2011.

PART I

ITEM 1.                      BUSINESS

General Business Development

Oraco Resources, Inc., is a development stage company incorporated in the State of Nevada in April of 2010. In February of 2011, we changed our name from Sterilite Solutions, Corp., to Oraco Resources, Inc. We were formed to engage in the business of distributing and manufacturing cleaning/sterilization solutions to consumers, public institutions and distributors of cleaning/janitorial supplies which are provided to us by Integrated Environmental Technologies, Ltd.

Since our inception on April 6, 2010 through December 31, 2010, we have not generated any revenues and have incurred a net loss of $41,002.  Since April of 2010, our only business activity was the formation of our corporate entity, the development of our business model, and our ability to secure a trademark for our private label solution (Sterilite Solutions™).  Additionally, we anticipate the possibility of generating revenues through our website (www.sterilitesolutions.com) in the next twelve months, of which we can provide no assurance.

We are attempting to build Oraco Resources, Inc., into the premier provider for non-caustic, “green” cleaning/sterilization solutions which would be beneficial for both private consumers as well as public sectors, focusing on various institutional and agricultural industries, including solutions for the mining industries.

OUR BUSINESS

Business Development Summary

Oraco Resources, Inc., is a development stage company incorporated in the State of Nevada in April of 2010.  We were formed to engage in the business of the sales and distribution of a non-caustic, “green” cleaning/sterilization solutions which would be beneficial for both private consumers as well as public sectors, focusing on various institutional and agricultural industries. The company is intending to provide one of the first non-caustic cleaning solutions using technology and product developed by Integrated Environmental Technologies, Ltd. (IET), EcaFlo® Anolyte (EPA Registration No. 82341).   We have launched our initial website, which is designed to provide information of our product as well as provide contact information for prospective customers.  Upon further development, we intend to provide online sales capability, as well as multi-media based product demonstrations.  We commenced operation in April of 2010 through the posting of our website (www.sterilitesolutions.com).

Additionally, as our business model continues to evolve, we will continue our pursuit of sales and product distribution as these opportunities arise.  We are attempting to build Oraco Resources, Inc., into an environmentally “green” sterilization product distribution company, with the possibility of growth into manufacture of our product Sterilite Solutions ™.  We intend to earn revenues through product sales.  In order to generate revenues during the next twelve months, we must:

1. Develop and implement a marketing plan – Oraco’s planned revenue streams will require an improved web presence and improved visibility within the public and private sectors. A major key factor in sales generation will be direct marketing and demonstrations given by Mr. Subick.  His extensive knowledge of on premise sales will be a key element to the marketing campaign.

2. Develop and implement a comprehensive consumer information website – For the foreseeable future, the company’s website (www.sterilitesolutions.com) will be Oraco Resouces’ primary asset and a key source of revenue generation. Currently, management is formulating its plan on how best to employ its resources to expanding and improving the site. We are working with web developers/consultants to add to the functionality of the site to include e-commerce and state-of-the-art visitor tracking capabilities, increase content, include capabilities of forums, blogs and video demonstrations, optimize the site for search engine rank, as well as renew the look and feel of the site to coincide with our objectives for the Sterilite Solutions™ brand. Currently the product Sterilite Solutions™ is available for purchase on our website www.sterilitesolutions.com. We have not yet recognized revenues from the website. These efforts and the resulting awareness will be key drivers behind the success of our revenue producing operations.

3. Secure a trademark - On June 10, 2010, we received confirmation that serial number 85059310 was assigned to our trademark submission.  On November 16, 2010 we received confirmation that our trademark had been published in the Trademark Official Gazette.

Business of Issuer

            Our focus is to market and sell our private labeled solution (Sterilite Solutions™) to schools, office complexes, restaurants/night-clubs, agricultural and ranching businesses, gold mining facilities, oil drilling and manufacturing facilities, as well as private sectors such as homeowners or any individual or group which would benefit from the use of our product. Oraco Resources purchases product from IET on an “as needed basis,” and does not maintain any form of distribution agreement or exclusivity contract with Integrated Environmental Technologies, Ltd.

Integrated Environmental Technologies, Ltd., was incorporated in Delaware in 1999, and re-incorporated in Nevada in 2008, operates through its wholly-owned subsidiary, I.E.T., Inc., with a principal place of business at its manufacturing and executive office facility at 4235 Commerce Street, Little River, South Carolina.  Their focus is on the development and marketing of equipment which utilizes an electrolytic process called ElcotrChemical Activation (“ECA”) to produce high volumes of a carefully controlled Hypocholrous Acid (HC1O) solution (“Anolyte”) and an anti-oxidizing, mildly alkaline solution (“Catholyte”). They produce and sell both ECA equipment and related supplies as well as both Anolyte and Catholyte solutions.

Oraco Resources is planning to market through the private label Sterilite Solutions™, a product developed, manufactured and distributed by IET under the product name EcaFlo® Anolyte (EPA Registration No. 82341).  The solution is a strong oxidizing solution with a pH range of 3.5 to 8.5 and an Oxidation-Reduction Potential (ORP) of +600 to +1200 mV.   It is used as a broad spectrum germicidal agent to kill all types of microorganisms including viruses, fungi and bacteria.  The solution can also be used to purify water.

Based on research completed and provided to us by IET the manufacturer of Sterilite Solutions™, our solution will:

•	Be environmentally friendly;
•	Not require special handling;

•	Be safely disposed of in sewage systems;
•	Be fast-acting;

•	Be able to be used in all stages of disinfection and cleaning;
•	At recommended concentrations, not bleach surfaces or materials;

•	Have the ability to be applied in liquid or aerosol (fog) form;
•	Be hypoallergenic;

•	Yield by-products that are non-toxic, environmentally friendly and leave no synthetic chemical residue;
•	Be generated on-site, thus eliminating handling and storage of chemicals (once a machine capable of producing the solution is purchase).

The chemical makeup of our product is hypochlorous acid, a naturally occurring molecule synthesized form a mixture of electrolyzed salt and water.  When the solution is exposed to environmental conditions the solution will quickly degrade back into salt and water, leaving no ecological footprint.  Raw materials needed to produce the solution are salt and water.  These two items are readily available through many different suppliers.

Applications:

Hard-Surface Disinfection Applications:

Sterilite Solutions™, is a private label solution made with the product EcaFlo® Anolyte. EcaFlo® Anolyte is a “hospital-level” disinfectant with many potential applications within the hard-surface disinfection market.  Such applications include, but are not limited to, hospitals, universities, public school systems, veterinary clinics, cleaning services, food processing facilities, athletic departments and professional sports teams, medical research labs, transit authority subways and buses, grocery stores, and state, county and federal governments. Sterilite Solutions™ can be used safely and effectively anywhere hard surfaces are disinfected for the purpose of infectious disease control.

Since EcaFlo® Anolyte is a non-caustic solution, its use in close quartered buildings and areas of limited ventilation may give it a distinct advantage over chlorine based solutions. There is no odor and it doesn’t require the ventilation time such chlorine based solutions require. Therefore, EcaFlo® Anolyte, may allow for a much quicker turnaround time in disinfecting the required area without the possible harmful side effects which tend to linger with other cleaning solutions such as chlorine or bleach. Schools, restaurants, office complexes, health facilities and other public places with high traffic and high potential for the spread of disease, are ideal venues for EcaFlo® Anolyte to shine.

Agricultural Applications:

The U.S. Department of Agriculture has approved the solution which will be made by IET for use in federally-inspected commercial plants producing meat, poultry, and egg products.  The Federal Drug Administration has approved its use in meatpacking and processing plants as an alternative to chlorine solutions.  In addition, the product has just recently been registered by the National Science Foundation as an antimicrobial agent (D2 category), not requiring rinse after use in food contact surface applications.

 EcaFlo® Anolyte, the base of Sterilite Solutions™, could conceivably replace all applications for chlorine-related antimicrobials from an efficacy and efficiency standpoint. Our commercialization of this product is premised upon compelling economics, given the low cost to produce the solution and the environmentally friendly nature of the product.  EcaFlo® Anolyte can be as much as 100 times more efficient than the bleach solutions traditionally used to mitigate pathogens in food processing, water disinfection, and fungicidal control. The product quickly destroys microorganisms and pathogens on fruits, vegetables, and processing equipment without leaving a harmful residue.

EcaFlo® Anolyte is being utilized to improve the health of dairy cows, cattle, and swine.  When introduced to drinking water, Anolyte is effective at not only reducing the bacteria build-up in the piping systems of the irrigation and watering systems, but also reducing the need for antibiotics in the herd.  Similarly, introduction of EcaFlo® Anolyte in the drinking water at egg production facilities helps clear the system of bacteriological infection and biofilm, improves the health of the birds, and increases both egg production and feed conversion.

Oil and Gas Industry Applications:

In the process known as “hydraulic fracturing,” fracturing fluids – which contain proppants (sand) and vast amounts of water, in addition to biocides and other chemicals that can be very toxic to humans – are pumped into oil and gas wells at high pressure in order to more completely fracture subterranean rock formations and release the oil and natural gas trapped in those formations.  Millions of gallons of “make-up” water are used in the fracturing process each day.  Many more millions of gallons of water return to the surface as “produced water” after drilling is complete.  Both the make-up water used in fracturing fluids and the produced water must be treated to control or eliminate the bacteria and other unwanted microorganisms often present in those waters.  Widespread use of modern fracturing techniques, especially in connection with the production of natural gas from shale formations, which until the recent development of sophisticated horizontal drilling techniques was not economically feasible, has raised public concerns about potential contamination of drinking water supplies by the chemicals used in the fracturing fluids.

Recent data collected by distributors of IET, from field operations where make-up water was treated with Excelyte® showed that the bacteria levels in the make-up waters were reduced below the threshold levels that would adversely impact fracturing fluids.  Perhaps more importantly, Excelyte® is considered non-hazardous by the U.S. Department of Transportation, requires the use of no protective equipment or special site safety measures, and once fully degraded, leaves no ecological damage to the wells or well sites.

Mining Industry

We are also analyzing the impact of our solutions on the ability to neutralize the effects of mercury utilized in gold mining operations. We are currently in the process of evaluating relationships with companies mining gold in third world countries, which utilize mercury in the mining operations. Mercury contamination resulting from the amalgamation process to extract gold from ore has a long-term impact on human health and the environment. Health effects of mercury exposure include neurological damage, memory loss, changes in personality, and birth defects.

Competition

We face competition in the distribution and marketing of our product by companies that are already established in the distribution and sales of cleaning and sterilization products.  We will also face competition from companies which sell products which have been designed and developed for the synthesis of washing, disinfecting, sterilizing and biologically-active solutions.  Applications for this form of technology have the possibility to be infinite and have the potential to be used in any industry requiring sterilization or water purification.

Competition for products which resemble Sterilite Solutions™ might intensify as technology and devices capable of producing similar product or an improved solution might become available to the commercial and residential markets.  We continue to monitor emerging technologies and companies, and continually evaluate and strategize the best methods of marketing against our competition.

Important competitive factors for our product include: quality, consistency, environmental sensitivity, price, ease of use, customer services and reputation.  Our industry competition would be based upon the following:

•	Scientific and technological capability
•	Proprietary know-how
•	Ability to develop and market solutions
•	Ability of sales personnel; and
•	Availability of trademark protection.

We believe we compete favorably on the factors described above.  However, our industry is continuously changing and evolving.  Larger distributors and manufacturers might have a competitive edge in regards to larger amounts of capital available for product development, distribution and marketing.

Employees

We are a development stage company and currently have only two part-time employees, Steven R. Subick, who is also our president/treasure and director, and Jodi Redmond who is our secretary. We look to both Mr. Subick for their entrepreneurial skills and talents and experience in the field of disinfecting and non-caustic cleaning products.  It is Mr. Subick who provided us our business plan. For a discussion of both Mr. Subick’s and Ms. Redmond’s experience, please see “Director, Executive Officers, Promoters and Control Persons.”

Initially Mr. Subick coordinated all of our business operations. Mr. Subick has provided the working capital to cover our initial expense.   Ms. Redmond was recently been appointed as Secretary in January of 2011.

Both Mr. Subick and Ms. Redmond are spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, and developing our business plan and overseeing the technological aspects of our business, as well as developing our marketing plan and scheduling of product demonstrations and sales.

We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.
Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended.  All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year.  You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

Public Reference Room
100 F. Street N.W.
Washington, D.C. 2054900405
Telephone: (800) SEC-0330

ITEM 1A.                      RISK FACTORS

We are a development stage company organized in April of 2010 and have recently commenced operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in April of 2010 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $41,002 from our inception through the period ended December 31, 2010, and (iii) we have a net loss of $41,002 from our inception through the period ended December 31, 2010.  We have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees.

Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of Oraco Resources, Inc. to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

We will require additional financing in order to implement our business plan. In the event we are unable to acquire additional financing, we may not be able to implement our business plan.

Following our recent offering we will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders may lose part or all of their investment.

We are significantly dependent on our president/treasurer and director, who has limited experience. The loss or unavailability of Mr. Subick’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements.

Our business plan is significantly dependent upon the abilities and continued participation of Steven A. Subick, our president/treasurer and director. It would be difficult to replace Mr. Subick at such an early stage of development of Oraco Resources, Inc. The loss by or unavailability to Oraco Resources, Inc. of Mr. Subick’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Subick could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Subick, should his services be discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Subick, then we may be required to cease pursuing our business opportunity.

Mr. Subick has no experience in running a public company or developing a business based on chemical sales. The lack of experience in operating a public company or in developing a business based upon the sale of our product could impact our return on investment.

As a result of our reliance on Mr. Subick, and his lack of experience in operating a public company or a business based upon the sale of chemicals, our investors are at risk in losing their entire investment. Mr. Subick intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company; however, such management is not anticipated until the occurrence of future financing. Since the recently filed offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such future offering occurs, and until such management is in place, we are reliant upon Mr. Subick to make the appropriate management decisions.

Since a single stockholder, beneficially owns the majority of our outstanding common shares, that single stockholder retains the ability to control our management and the outcome of corporate actions requiring stockholder approval notwithstanding the overall opposition of our other stockholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might negatively impact the value of your common shares.

Mr. Subick owns 65% of our outstanding common shares. As a consequence of his controlling stock ownership position, Mr. Subick retains the ability to elect a majority of our board of directors, and thereby control our management. Mr. Subick also has the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of ownership by Mr. Subick could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

Because of competitive pressures from competitors with more resources, Oraco Resources, Inc. may fail to implement its business model profitably.

The industry in which we are intending to compete is characterized by intense competition, with rapid and significant technological advancements.  Many companies, research facilities and universities are working to develop new products, which in turn may be similar or superior to our current product.  Furthermore, these companies may have established supply lines and may receive substantially more funding and have access to greater resources for manufacturing and marketing.  As a result, this level of competition may adversely affect our capability for success and growth within our market.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Oraco Resources, Inc.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Oraco Resources, Inc. are being made only in accordance with authorizations of management and directors of Oraco Resources, Inc., and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Oraco Resources, Inc.’s assets that could have a material effect on the financial statements.

We have two individuals performing the functions of all officers and directors. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We currently maintain an office at 605 West Knox Road, Tempe, AZ 85284. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. Subick, our president/treasurer and director, provides us his home in which we conduct business on our behalf.  Mr. Subick does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not require personnel other than Mr. Subick and Ms. Redmond to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3.                      LEGAL PROCEEDINGS

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

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

We intend to file for inclusion of our common stock on the Over-the-Counter Bulletin Board; however, there can be no assurance that FINRA will approve the inclusion of the common stock. Prior to the date of this report, our common stock was not traded.

Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by that service.  At this time we have not submitted an application to a market maker for the OTC Bulletin Board. Therefore, we do not anticipate our shares to immediately be traded in the public market. Also, secondary trading of our shares may be subject to certain state imposed restrictions. Besides the possible future application we may submit to a market maker for the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities.  There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market.  Also, there can be no assurance that a public trading market will develop in the future or, if such a market does develop, that it can be sustained.

Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholder to trade their shares in a particular state may be subject to various rules and regulations of that state.  A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.  Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of February 25, 2011, we had approximately 81 stockholders of record of the 15,344,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

Use of Proceeds

On June 17, 2010 we filed a Registration Statement with the Securities and Exchange Commission wherein we registered 5,344,000 shares of our common stock.  Our Registration Statement became effective on September 22, 2010.  On February 18, 2011, we completed our offering for 4,800,000 shares of our common stock, resulting in gross proceeds of $60,000.  The common stock sold in our initial public offering to 79 investors was issued on February 17, 2011.  544,000 additional shares were registered per the terms of the Retainer Agreement with our counsel, Stoecklein Law Group.

The amount of expenses incurred in connection with the issuance and distribution of the securities as of the date of this report was $9,000, of which $5,000 was legal fees, $3,000 was audit fees, and $1,000 was accounting fees.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2010.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Business Development

Oraco Resources, Inc., is a development stage company incorporated in the State of Nevada in April of 2010. In February of 2011, we changed our name from Sterilite Solutions, Corp., to Oraco Resources, Inc. We were formed to engage in the business of distributing and manufacturing cleaning/sterilization solutions to consumers, public institutions and distributors of cleaning/janitorial supplies which are provided to us by Integrated Environmental Technologies, Ltd.

Since our inception on April 6, 2010 through December 31, 2010, we have not generated any revenues and have incurred a net loss of $41,002.  Since April of 2010, our only business activity was the formation of our corporate entity, the development of our business model, and our ability to secure a trademark for our private label solution (Sterilite Solutions™).  Additionally, we anticipate the possibility of generating revenues through our website (www.sterilitesolutions.com) in the next twelve months, of which we can provide no assurance.

How We Plan To Generate Revenue

Oraco’s plan of revenue generation is based up the marketing and sales of our private labeled product Sterilite Solutions™.  Our plan is to market our product through our website (www.sterilitesolutions.com), as well as through personal relationship development and on-site sales presentations and demonstrations.  Through our corporate officer’s personal contacts in the service and industrial industries, our intention is to seek opportunities for the trial use of our product in industries which the sterilization capability of our product would be useful, “green” alternative to sterilization methods currently being used.  We are focusing on industries related to health and hospitality as well as agricultural and mining. Recently we commenced discussions with a mining operation in a third world country, in anticipation of selling a version of our product for purposes of neutralizing the impact of mercury utilized in the mining operations.

Results of Operations for the Year Ended December 31, 2010

Revenue

Since our inception on April 6, 2010 through December 31, 2010, we did not generate any revenues. We anticipate that the current economic recession have a material adverse affect on our continuing operations. Furthermore the decrease operating budgets of businesses which would benefit from the use of our product, could have a materially adverse affect on the promotion and sale of our product.

Costs and Expenses

Operating expenses totaled $40,914 during the year ended December 31, 2010.  Operating expenses consisted of depreciation, general and administrative and professional fees in the year ended December 31, 2010.

Professional fees totaled $38,557 from the year ended December 31.  Professional fees include legal, Edgar and accounting fees related to our efforts to become a public reporting company.

General and administrative expenses totaled $1,933 from the year ended December 31, 2010.

Depreciation totaled $424 for the year ended December 31, 2010.

During the year ended December 31, 2010, there was no executive compensation.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2010.

December 31, 2010

Current Assets	$93

Current Liabilities	$20,714

Working Capital	($20,621)

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from operations.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party notes payable. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

Additionally, we are considering focusing more of operations on the research and product implementation into the industries of mining and the sterilization of mining facilities and operations.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

General – The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. Our estimates and assumptions affect our recognition of deferred expenses, income taxes, the carrying value of our long-lived assets and our provision for certain contingencies. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to our attention that may vary our outlook for the future. Actual results may differ from these estimates under different assumptions.

Going Concern– The financial statements have been prepared on the basis of a going concern, which contemplates that we will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate its assets. For the period from inception (April 6, 2010) to December 31, 2010, we have incurred a net loss of $41,002. The ability of the Company to meet its total liabilities of $24,714 and to continue as a going concern is dependent upon the availability of future funding and upon achieving profitable operations. If we are unable to continue as a going concern, there is uncertainty relative to full recoverability of its assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-12 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).                                CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, Steven Subick, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Subick concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole member of our Board of Directors serves without compensation until the next annual meeting of stockholders, or until his successor has been elected. The officers serve at the pleasure of the Board of Directors.  At present, Steven A. Subick and Jodi Redmond are our officers and director. Information as to the director and executive officer is as follows:

Name	Age	Title
Steven R. Subick	33	President, Treasurer, Director
Jodi Redmond	26	Secretary

Duties, Responsibilities and Experience

Steven A. Subick. President, Director and founder of Oraco Resources, Inc., from April 3, 2010 to present.  Originally born in Philadelphia, Pennsylvania, Mr. Subick attended Temple University focusing his studies in business management and marketing.  From May of 2010 to present, Mr. Subick is employed as a poker dealer at Gila River Wild Horse Pass Casino.  From 2009 to 2010, Mr. Subick was a representative of State Farm Life Insurance as a licensed insurance provider for the State of Arizona.  Prior to working with State Farm, Mr. Subick held a position as a Marketing Associate for Sysco Arizona, representing over 13,000 products for the company from 2007 to 2009.  In addition, Mr. Subick was an On-Premise Supervisor for Crescent Crown Distributing, working with local establishments in increasing sales of Coors Products through special events and promotions.  Mr. Subick worked with Crescent Crown from 2003-2007. Mr. Subick’s prior sales management experience has led us to the conclusion he would be capable to serve as our Director.  Mr. Subick will be responsible for the day to day operation of the company.

Jodi Redmond  Secretary of Oraco Resources, Inc., from January 14, 2011 to present.  Originally born in Charlotte, North Carolina, Ms. Redmond moved to the greater Phoenix area where she attended college at Central Arizona College. From 2009 to present, Ms. Redmond has worked at The Silver Spur Grill in Maricopa, Arizona.  From 2007 to 2009, Ms Redmond was a co-owner of Tator-Tot’s Daycare.  Prior to her time spent with Tator-Tot’s, she was the office manager with Toliver’s Carpet One Cleaning from 2006 to 2007.  From 2003 to 2006, Ms. Redmond was the manager of Bandana’s Grill and Deli.  Ms. Redmond’s experience in management with both the hospitality and child care industries has led us to the conclusion she will be capable to serve in the capacity as our Secretary.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  The Company does not currently have a written audit committee charter or similar document.
We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our Board of Directors performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation

During the year ended December 31, 2010, neither Mr. Subick nor Ms. Redmond received any compensation for their roles associated as the company’s officers, or in the case of Mr. Subick, as its sole director.

Future Compensation

Both Mr. Subick and Ms. Redmond have agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consisted of one member during the year ended December 31, 2010. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on February 25, 2011 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership before the offering for the following table is based on 15,344,000 shares of common stock outstanding.

Security Ownership of Management

Name of Beneficial Owner	Number Of Shares	Percent Beneficially Owned
Steven A. Subick	10,000,000	65%
All Directors, Officers and Principle Stockholders as a Group	10,000,000	65%

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this filing.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

The Company utilizes office space provided at no cost from Mr. Subick, our President/Treasurer and sole director. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During April of 2010, Mr. Subick received 10,000,000 shares of common stock, at a price of $0.001 per share as a founder of Oraco Resources, Inc. In his capacity as President/Treasurer and sole director and promoter of Oraco Resources, Inc., Mr. Subick has developed the website and business plan. The proceeds from the sale of the shares to Mr. Subick, $12,500, constituted the initial cash capitalization of the company.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by De Joya Griffith & Company, LLC., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2010 was $6,500.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 27 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Oraco Resources, Inc.		S-1		3(i)(a)	6/17/10
3(ii)(a)	Bylaws of Oraco Resources, Inc.		S-1		3(ii)(a)	6/17/10
10.1	Subscription Agreement		S-1		10.1	6/17/10
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACO RESOURCES, INC.

By: /S/ Steven A. Subick
       Steven A. Subick, President

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Steven R. Subick	President, Treasurer and Director	February 25, 2011
Steven R. Subick

/S/ Jodi Redmond	Secretary	February 25, 2011
Jodi Redmond

/S/ Steven R. Subick	Principal Executive Officer	February 25, 2011
Steven R. Subick

/S/ Steven R. Subick	Principal Accounting Officer	February 25, 2011
Steven R. Subick

ORACO RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (APRIL 6, 2010) TO DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oraco Resources, Inc.

We have audited the accompanying balance sheet of Oraco Resources, Inc., (A Development Stage Company) as of December, 2010 and the related statement of operations, stockholders’ deficit, and cash flows from inception (April 6, 2010) to December 31, 2010. Oraco Resources, Inc., management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oraco Resources, Inc. (A Development Stage Company) as of December 31, 2010, and the result of its operation and its cash flow from inception (April 6, 2010) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
February 24, 2011

ORACO RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(AUDITED)

December 31,
2010
ASSETS

Current assets:
Cash	$93
Total current assets	93

Other assets:
Furniture and equipment, net	1,736
Trademark	975
Website, net	208
Total other assets	2,919

Total assets	$3,012

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$20,626
Accrued interest payable - related party	88
Total current liabilities	20,714

Long term liabilities:
Notes payable - related party	4,000
Total long term liabilities	4,000

Total liabilities	24,714

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,544,000 shares issued and outstanding	10,544
Additional paid-in capital	8,756
Deficit accumulated during development stage	(41,002)
Total stockholders' deficit	(21,702)

Total liabilities and stockholders' deficit	$3,012

See Accompanying Notes to Financial Statements.

ORACO RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(AUDITED)

Inception
(April 6, 2010)
to
December 31,
2010

Revenue	$-

Operating expenses:
Depreciation and amortization	424
General and administrative	1,933
Professional fees	38,557
Total operating expenses	40,914

Loss from operations	(40,914)

Other expense:
Interest expense - related party	(88)
Total other expense	(88)

Net loss	$(41,002)

Weighted average number of common shares	10,544,000
outstanding - basic

Net loss per share - basic	$(0.00)
See Accompanying Notes to Financial Statements

ORACO RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(AUDITED)

						Deficit
					Additional	Accumulated During	Total
	Preferred Shares		Common Shares		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
April 6, 2010
Issuance of common stock for cash on organization of the Company	-	$-	10,000,000	$10,000	$2,500	$-	$12,500

April 6, 2010
Issuance of common stock for professional fees	-	-	544,000	544	6,256	-	6,800

Net loss	-	-	-	-	-	(41,002)	(41,002)

Balance, December 31, 2010	-	$-	10,544,000	$10,544	$8,756	$(41,002)	$(21,702)

See Accompanying Notes to Financial Statements

ORACO RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(AUDITED)

Inception
(April 6, 2010)
to
December 31,
2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,002)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	6,800
Depreciation and amortization	424
Changes in operating assets and liabilities:
Increase in accounts payable	20,626
Increase in accrued interest payable	88

Net cash used in operating activities	(13,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(2,118)
Purchase of trademark	(975)
Purchase of website development	(250)

Net cash used in investing activities	(3,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	4,000
Proceeds from sale of common stock, net of offering costs	12,500

Net cash provided by financing activities	16,500

NET CHANGE IN CASH	93

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$93

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

Non-cash activities:
Number of shares issued for services	68,000
See Accompanying Notes to Financial Statements.

ORACO RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on April 6, 2010 (Inception) under the laws of the State of Nevada, as Sterilite Solutions Corp.  On February 23, 2011, the Company amended its articles of incorporation and changed its name to Oraco Resources, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
The Company is a manufacturer and distributor of cleaning and sterilization products to consumers, public institutions and other distributors.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Furniture and equipment
Furniture and equipment are recorded at cost.  Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred.  When furniture and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant furniture and equipment categories are as follows:

Computer equipment                                                      3 years

The Company reviews the carrying value of furniture and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as December 31, 2010.  Depreciation expense for the period of Inception (April 6, 2010) to December 31, 2010 totaled $383.

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2010, the Company believes there is no impairment of its intangible assets.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.  The Company has commenced amortization upon completion the Company’s fully operational website.  Amortization expense for the period of Inception (April 6, 2010) to December 31, 2010 totaled $41.

Revenue Recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the products have been shipped to the customers.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period of Inception (April 6, 2010) to December 31, 2010.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

ORACO RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2010, no income tax expense has been incurred.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

ORACO RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 6, 2010) through the period ended December 31, 2010 of ($41,002). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 3 – FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of:

December 31,
2010
Computer equipment	$ 2,118
Accumulated depreciation	(382)
$ 1,736

During the period from Inception (April 6, 2010) through December 31, 2010, the Company recorded depreciation expense of $382.

NOTE 4 – WEBSITE

Website consisted of the following as of:

December 31,
2010
Website	$ 250
Accumulated depreciation	(42)
$ 208

During the period from Inception (April 6, 2010) through December 31, 2010, the Company recorded amortization expense of $42.

ORACO RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – TRADEMARK

Trademarks consisted of the following as of:

December 31,
2010
Trademarks	$ 975
Accumulated amortization	-
$ 975

During the period from Inception (April 6, 2010) through December 31, 2010, the Company recorded amortization expense of $0.

NOTE 6 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

December 31, 2010
Revolving credit line due to an officer and directors of the Company, unsecured, 6% interest, due in July 2013	$ 4,000

$ 4,000

On July 27, 2010, the Company executed a line of credit in the amount of $20,000 with Steven Subick. The line of credit carries an annual interest rate of 6% and has a term of three year, at which any outstanding balance is due in full. As of December 31, 2010, an amount of $4,000 had been used for general corporate purposes with a remaining balance of $16,000 available.

During the period from Inception (April 6, 2010) through December 31, 2010, interest expense was $88.

NOTE 7 – INCOME TAXES

At December 31, 2010, the Company had a federal operating loss carryforward of $41,002, which begins to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2010:

2010
Deferred tax assets:
Net operating loss carry forward	$ 14,351
Total deferred tax assets	14,351
Less: Valuation allowance	(14,351)
Net deferred tax assets	$ -

The valuation allowance for deferred tax assets as of December 31, 2010 was $14,351, which will begin to expire 2030.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2010:

2010
Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

On February 23, 2011, the Company effected a 8-for-1 forward stock split of its $0.001 par value common stock.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

Common Stock

On April 6, 2010, the Company issued its sole officer and director of the Company 10,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for cash of $12,500.

On April 6, 2010, the Company issued 544,000 shares of its common stock toward legal fees at a value of $0.013 per share.  The shares were valued with the fair value of the services rendered.

During the period from Inception (April 6, 2010) to December 31, 2010, there have been no other issuances of common stock.

NOTE 9 – WARRANTS AND OPTIONS

As of December 31, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 10 – RELATED PARTY TRANSACTIONS

On April 6, 2010, the Company issued its sole officer and director of the Company 10,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for cash of $12,500.

On July 27, 2010, the Company executed a line of credit in the amount of $20,000 with Steven Subick, the sole officer and director of the Company. The line of credit carries an annual interest rate of 6% and has a term of three year, at which any outstanding balance is due in full. As of December 31, 2010, an amount of $4,000 had been used for general corporate purposes with a remaining balance of $16,000 available.

ORACO RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

During the month ended January 31, 2011, the Company received an additional $6,000 from Steven Subick as a draw on the line of credit.

On February 23, 2011, the Company effected a 8-for-1 forward stock split of its $0.001 par value common stock.

On February 23, 2011, the Company amended its articles of incorporation and changed its name to Oraco Resources, Inc.

During the two months ended February 28, 2011, the Company sold a total of 4,800,000 shares of its $0.001 par value common stock for cash totaling $60,000.