Form 10-K/A
Oraco Resources, Inc.
filed 2011-03-07
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-167607

ORACO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2300414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 West Knox Road, Suite 102 Tempe, Arizona	85284
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (480) 588-3333

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

*EXPLANATORY NOTE – Following the initial filing of this Form 10-K, the Registrant discovered a minor typo in the audit opinion letter. The Registrant is amending this Form 10-K to include the revised audit opinion letter. No disclosure was changed as a result of the typo.

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

Date: March 4, 2011

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Steven R. Subick	President, Treasurer and Director	March 4, 2011
Steven R. Subick

/S/ Jodi Redmond	Secretary	March 4, 2011
Jodi Redmond

/S/ Steven R. Subick	Principal Executive Officer	March 4, 2011
Steven R. Subick

/S/ Steven R. Subick	Principal Accounting Officer	March 4, 2011
Steven R. Subick

ORACO RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (APRIL 6, 2010) TO DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oraco Resources, Inc.

We have audited the accompanying balance sheet of Oraco Resources, Inc., (A Development Stage Company) as of December 31, 2010 and the related statement of operations, stockholders’ deficit, and cash flows from inception (April 6, 2010) to December 31, 2010. Oraco Resources, Inc., management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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