Form 10-Q
period 2011-03-31
Oraco Resources, Inc.
filed 2011-05-17
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-167607

ORACO RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2300414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 West Knox Road, Suite 102, Tempe, AZ.	85284
(Address of principal executive offices)	(Zip Code)

(480) 588-3333
(Registrant’s telephone number, including area code)

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 13, 2011 was 15,344,000 shares.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)	(audited)

Current assets:
Cash	$31	$93
Total current assets	31	93

Other assets:
Fixed assets, net	6,774	1,736
Trademark	975	975
Website, net	188	208
Total other assets	7,937	2,919

Total assets	$7,968	$3,012

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$-	$20,626
Accrued interest payable - related party	214	88
Total current liabilities	214	20,714

Long term liabilities:
Line of credit - related party	10,000	4,000
	10,000	4,000

Total liabilities	10,214	24,714

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 15,344,000 and 10,544,000 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	15,344	10,544
Additional paid-in capital	63,956	8,756
Common stock payable	700	-
Deficit accumulated during development stage	(82,246)	(41,002)
Total stockholders' deficit	(2,246)	(21,702)

Total liabilities and stockholders' deficit	$7,968	$3,012

See Accompanying Notes to Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the	Inception
	three months	(April 6, 2010)
	ended	to
	March 31,	March 31,
	2011	2011
	(unaudited)	(unaudited)

Revenue	$-	$-

Operating expenses:
Depreciation and amortization	637	1,061
General and administrative	149	2,082
Professional fees	40,337	78,894
Total operating expenses	41,123	82,037

Loss from operations	(41,123)	(82,037)

Other expense:
Interest income	5	5
Interest expense - related party	(126)	(214)
Total other expense	(121)	(209)

Net loss	$(41,244)	$(82,246)

Weighted average number of common shares	12,784,000
outstanding - basic

Net loss per share - basic	$(0.00)

See Accompanying Notes to Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the	Inception
	three months	(April 6, 2010)
	ended	to
	March 31,	March 31,
	2011	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,244)	$(82,246)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	6,800
Depreciation and amortization	637	1,061
Changes in operating assets and liabilities:
(Decrease) in accounts payable	(20,626)	-
Increase in accrued interest payable	126	214

Net cash used in operating activities	(61,107)	(74,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(5,376)	(7,494)
Purchase computer software	(279)	(279)
Purchase of trademark	-	(975)
Purchase of website development	-	(250)

Net cash used in investing activities	(5,655)	(8,998)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	6,000	10,000
Proceeds from sale of common stock, net of offering costs	60,000	72,500
Proceeds from sale of common stock payable, net of offering costs	700	700

Net cash provided by financing activities	66,700	83,200

NET CHANGE IN CASH	(62)	31

CASH AT BEGINNING OF YEAR	93	-

CASH AT END OF YEAR	$31	$31

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash activities:
Number of shares issued for services	-	68,000

See Accompanying Notes to Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the period of Inception (April 6, 2010) to December 31, 2010 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization
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

Computer equipmen          3 years
Computer software                                           1 year

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment there was no impairment as March 31, 2011.

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of March 31, 2011, the Company believes there is no impairment of its intangible assets.

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

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company’s fully operational website.  Amortization expense for the three months ended March 31, 2011 was $21.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through ASU No. 2011-03 and believes that none of them will have a material effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (April 6, 2010) through the period ended March 31, 2011 of ($82,246). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 3 – FIXED ASSETS

Fixed assets consisted of the following as of:

	March 31,	December 31,
	2011	2010
Computer equipment	$7,495	$2,118
Computer software	279	-
Accumulated depreciation	(1,000)	(382)
	$6,774	$1,736

During the three months ended March 31, 2011, the Company recorded depreciation expense of $617.

NOTE 4 – WEBSITE

Website consisted of the following as of:

	March 31,	December 31,
	2011	2010
Website	$250	$250
Accumulated depreciation	(62)	(42)
	$188	$208

During the three months ended March 31, 2011, the Company recorded depreciation expense of $20.

NOTE 5 – TRADEMARK

Trademarks consisted of the following as of:

	March 31,	December 31,
	2011	2010
Trademarks	$975	$975
Accumulated amortization	-	-
	$975	$975

During the three months ended March 31, 2011, the Company recorded amortization expense of $0.

NOTE 6 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

	March 31, 2011	December 31, 2010
Revolving credit line due to an officer and director of the Company, unsecured, 6% interest, due in July 2013	$10,000	$4,000

	$10,000	$4,000

On July 27, 2010, the Company executed a line of credit in the amount of $20,000 with Steven Subick, a shareholder and Officer of the Company.  The line of credit carries an annual interest rate of 6% and has a term of three year, at which any outstanding balance is due in full. As of March 31, 2011, an amount of $10,000 had been used for general corporate purposes with a remaining balance of $10,000 available.

During the three months ended March 31, 2011, interest expense was $126.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

On February 18, 2010, Company issued 4,800,000 shares of its common stock at a price of $0.013 per share for cash of $60,000.

During the three months ended March 31, 2011, there have been no other issuances of common stock.

NOTE 8 – WARRANTS AND OPTIONS

As of March 31, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, the Company received a total of $6,000 from Steven Subick, a shareholder and Officer of the Company, as a draw on the line of credit.

During the three months ended March 31, 2011, the Company had consulting expenses totaling $400 for a director of the Company which was recorded to professional fees.

NOTE 10 – MATERIAL AGREEMENTS

On March 24, 2011, the Company, entered into a Share Exchange Agreement with Oraco Resources, Inc., a Canadian company (“ORI”) to acquire 100% of ORI’s outstanding common stock in exchange for 15,001,500 shares of common stock, concurrent with the Closing.  Additionally, the agreement sets forth conditions that the Company shall have obtained a cancellation of 10,000,000 shares of common stock.  The agreement with ORI, upon closing, will provide the Company with the ownership of 100% of ORI, which is involved in the diamond, gold, minerals and natural resources and exploration.

On March 24, 2011, the Company, entered into a Share Exchange Agreement with JYORK Industries Inc. Ltd., a Sierra Leone company (“JYORK”) to acquire 100% of JYORK’s outstanding common stock in exchange for 3,000,000 shares of common stock, concurrent with the Closing.  The agreement with JYORK, upon closing, will provide the Company with the ownership of 100% of JYORK, which is involved in the diamond, gold, minerals and natural resources and exploration.

NOTE 11 – SUBSEQUENT EVENTS

On April 28, 2011, the Company entered into an Addendum No. 1 (“Addendum”) to the Share Exchange Agreements dated March 24, 2011 with Oraco Resources, Inc., a Canadian company (“ORI”) and JYORK Industries Inc. Ltd., a Sierra Leone company (“JYORK”).  Pursuant to the Addendum the effective date was extended from April 8, 2011 to May 10, 2011 to complete the conditions set forth in the Merger Agreement.

On April 29, 2011, the Company formed a wholly-owned subsidiary, Merculite Distributing, Inc., a Nevada corporation (“Merculite”).

On May 6, 2011, we completed the spin-off (the “Spin-Off’) of the Company, and Merculite.  Prior to the Spin-Off, Merculite was a wholly-owned subsidiary of the Company.  In connection with the Spin-Off, the Company entered into the following Agreements (collectively, the “Spin-Off Agreements”):

•
a Separation and Distribution Agreement that sets forth the arrangements among the Company and Meculite regarding the principal transactions to separation, and that governs the relationship of the Company and Merculite after the Spin-Off;

•	Trademark License and Royalty Agreement that sets forth the arrangements among the Company and Merculite to assign the Sterilite Solutions trademark to Merculite

The Company and Merculite entered into a definitive Distribution Agreement governing the terms and conditions of the Spin-Off. The Spin-Off will be accomplished by the distribution by the Company of all shares of Merculite owned by it, among the shareholders of the Company on a pro rata basis. Each shareholder of the Company of record on May 6, 2011, the Distribution Record Date, will be distributed one share of Merculite common stock for each share of the Company stock owned by them.

The Company and Merculite entered into a Trademark Assignment and Acquisition Agreement, whereby the Company irrevocably assigns the Sterilite Solutions Mark in connection with the manufacturing, sub-contract manufacturing, production, marketing, promotion, distribution and sale of cleaning/neutralizing product.  The Company acknowledges that Merculite will have the exclusive right to ownership and use of the trademarks owned by the Company in lieu of any of the Marks on the product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, if any and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Oraco”, “the Company”, and similar terms refer to Oraco Resources, Inc. unless otherwise expressly stated or the context otherwise requires.

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

Since our inception on April 6, 2010 through March 31, 2011, we have not generated any revenues and have incurred a net loss of $82,246. Since April of 2010, our only business activity was the formation of our corporate entity, the development of our business model, the acquisition of our Sterilite Solutions, the internal testing of solutions,  and securing a trademark for our private label solution (Sterilite Solutions™).

Our business plan focused on building Oraco Resources, Inc., into the premier provider for non-caustic, green cleaning/sterilization solutions which would be beneficial for both private consumers as well as public sectors, focusing on various institutional and agricultural industries, including solutions for the mining industries. Recent events have shifted the focus of our business and we are attempting to integrate the application of our former business model to mining industry.

More recently our focus has been on determining the efficacy of our Sterilite Solution on neutralizing the effects of mercury contamination resulting from the amalgamation process to extract gold from ore.

OUR BUSINESS

Business Development Summary

Oraco Resources, Inc. is a development stage company incorporated in the State of Nevada in April of 2010. We were formed to engage in the business of the sales and distribution of a non-caustic, green cleaning and sterilization solutions which would be beneficial for both private consumers as well as public sectors, focusing on various institutional and agricultural industries. The company is intending to provide one of the first non-caustic cleaning solutions using technology and product developed by Integrated Environmental Technologies, Ltd. (IET), EcaFlo® Anolyte (EPA Registration No. 82341). We have launched our initial website, which is designed to provide information of our product as well as provide contact information for prospective customers. Upon further development, we intend to provide online sales capability, as well as multi-media based product demonstrations. We commenced operation in April of 2010 through the posting of our website (www.sterilitesolutions.com).

On February 17, 2011, we completed our initial public offering through the sale of 600,000 shares of common stock, resulting in gross proceeds of $60,000. Our Registration Statement on Form S-1 (File No. 333-167607), related to our initial public offering, was declared effective by the SEC on September 22, 2010. A total of 600,000 shares of common stock were registered with the SEC with an aggregate offering price of $60,000. All of these shares were registered on our behalf.

On February 23, 2011, we changed our name from Sterilite Solutions, Corp. to Oraco Resources, Inc. The name change occurred as a result of a majority of the stockholders executing a consent approving the Board of Directors recommendation to change the Registrant’s name. In addition, we changed our address to 605 West Knox Road, Suite 102, Tempe, Arizona 85284.

On February 23, 2011, the Board of Directors resolved to effect an eight (8) to one (1) forward split of our common stock outstanding as of February 24, 2011. The number of shares of common stock issued and outstanding prior to the forward split was 1,918,000. Immediately after the forward split, the number of shares issued and outstanding increased to 15,344,000.

On March 24, 2011, we entered into a Share Exchange Agreement with Oraco Resources, Inc., a Canadian company (“ORI”), whereby we agreed to issue 15,001,500 shares of our restricted common stock in exchange for all of the issued and outstanding Class A Shares of ORI. Pursuant to the agreement the closing of the transaction was anticipated to take place on or before April 8, 2011. The acquisition, upon closing, would provide us with ownership of 100% of ORI.

Additionally, on March 24, 2011, we entered into another Share Exchange Agreement with JYORK Industries Inc. Ltd., a Sierra Leone company (“JYORK”), whereby we agreed to issue 3,000,000 shares of our restricted common stock in exchange for all of the issued and outstanding shares of JYORK. Pursuant to the agreement the closing of the transaction was anticipated to take place on or before April 8, 2011. The acquisition, upon closing, would provide us with ownership of 100% of JYORK.

Both the ORI and JYORK share exchange agreements mentioned above will be collectively referred to as the “Agreements”.

Subsequent Events

On April 28, 2011, we entered into an Addendum No. 1 (“Addendums”) to the Share Exchange Agreement and Plan of Reorganization dated March 7, 2011 (“Original Agreement”) between among ORI and JYORK. Pursuant to each Addendum the effective date was extended from April 8, 2011 to May 10, 2011 to complete the conditions set forth in the Original Agreement.

On April 29, 2011, the Company formed a wholly-owned subsidiary, Merculite Distributing, Inc., a Nevada corporation (“Merculite”).

On May 6, 2011, we completed the spin-off (the “Spin-Off’) of the Company, and Merculite.  Prior to the Spin-Off, Merculite was a wholly-owned subsidiary of the Company.  In connection with the Spin-Off, the Company entered into the following Agreements (collectively, the “Spin-Off Agreements”):

•
a Separation and Distribution Agreement that sets forth the arrangements among the Company and Meculite regarding the principal transactions to separation, and that governs the relationship of the Company and Merculite after the Spin-Off;

•	Trademark License and Royalty Agreement that sets forth the arrangements among the Company and Merculite to assign the Sterilite Solutions trademark to Merculite

The Company and Merculite entered into a definitive Distribution Agreement governing the terms and conditions of the Spin-Off. The Spin-Off will be accomplished by the distribution by the Company of all shares of Merculite owned by it, among the shareholders of the Company on a pro rata basis. Each shareholder of the Company of record on May 6, 2011, the Distribution Record Date, will be distributed one share of Merculite common stock for each share of the Company stock owned by them.

The Company and Merculite entered into a Trademark Assignment and Acquisition Agreement, whereby the Company irrevocably assigns the Sterilite Solutions Mark in connection with the manufacturing, sub-contract manufacturing, production, marketing, promotion, distribution and sale of cleaning/neutralizing product.  The Company acknowledges that Merculite will have the exclusive right to ownership and use of the trademarks owned by the Company in lieu of any of the Marks on the product.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has generated minimal revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $82,246 for the period from inception (December 17, 2009) to March 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

Results of Operations

Revenues

In this period ended March 31, 2011, we did not generate any revenues. Since our inception on December 17, 2009 through March 31, 2011, we did not generate any revenues.

Expenses

Operating expenses totaled $41,123 during the three months ended March 31, 2011.  Operating expenses consisted primarily of professional fees in the three ended March 31, 2011.

Professional fees totaled $40,337 during the three months ended March 31, 2011.

Depreciation and amortization expenses totaled $637 during the three months ended March 31, 2011.

General and administrative expenses totaled $149 during the three months ended March 31, 2011.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2011 compared to December 31, 2010.

	March 31, 2011	December 31, 2010	Increase / (Decrease)
			$	%

Current Assets	$31	$93	$(62)	(66%)

Current Liabilities	$214	$20,714	$(20,500)	(98%)

Working Capital (deficit)	$(183)	$(20,621)	$(20,438)	(99%)

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock and by borrowings.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

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

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, raise sufficient capital to retain the services of well seasoned professionals to incur our probability of success.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Steven Subick, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation and assessment, Mr. Steven Subick concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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
Item 1A. Risk Factors

Information about risk factors for the three months ended March 31, 2011, does not differ materially from that set forth in Part I, Item 1A, of Oraco’s 2010 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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
The net offering proceeds to the issuer after deducting the total expenses is $42,000.

During the three months ended March 31, 2011, we spent $975 in registering a trade name with the United States Patent Office, $1,086 in general and administrative expenses, and professional fees totaling $59,776.  The professional fees consisted of accounting fees of $5,850, consulting fees of $400, edgar filing fees of $6,986 and legal fees of $45,540.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on December 17, 2009 through the period ended March 31, 2011.

Item 5. Other Information.

On May 6, 2011, we completed the spin-off (the “Spin-Off’) of Oraco Resources, Inc. (“Oraco”), and Merculite Distributing, Inc., a Nevada corporation (“Merculite”). Prior to the Spin-Off, Merculite was a wholly-owned subsidiary of Oraco. As indicated previously, Oraco Resources was formerly known as Sterilite Solutions prior to its name change. In connection with the Spin-Off, Oraco entered into the following Agreements (collectively, the “Spin-Off Agreements”):

•
a Separation and Distribution Agreement that sets forth the arrangements among Oraco and Meculite regarding the principal transactions to separation, and that governs the relationship of Oraco and Merculite after the Spin-Off;

•	Trademark License and Royalty Agreement that sets forth the arrangements among Oraco and Merculite to assign the Sterilite Solutions trademark to Merculite

Oraco and Merculite entered into a definitive Distribution Agreement governing the terms and conditions of the Spin-Off. The Spin-Off will be accomplished by the distribution by Oraco of all shares of Merculite owned by it, among the shareholders of Oraco on a pro rata basis. Each shareholder of Oraco of record on May 6, 2011, the Distribution Record Date, will be distributed one share of Merculite common stock for each share of Oraco stock owned by them.

Oraco and Merculite entered into a Trademark Assignment and Acquisition Agreement, whereby Oraco irrevocably assigns the Sterilite Solutions Mark in connection with the manufacturing, sub-contract manufacturing, production, marketing, promotion, distribution and sale of cleaning/neutralizing product. Oraco acknowledges that Merculite will have the exclusive right to ownership and use of the trademarks owned by Oraco in lieu of any of the Marks on the product.

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Share Exchange Agreement and Plan of Reorganization between ORACO and ORI, dated March 7, 2011.		8-K			3/28/11
2.2	Share Exchange Agreement and Plan of Reorganization between ORACO and JYORK, dated March 7, 2011.		8-K			3/28/11
2.3	Addendum No.1 to Share Exchange Agreement and Plan of Reorganization between ORACO and ORI, dated April 28, 2011.		8-K			4/28/11
2.4	Addendum No.1 to Share Exchange Agreement and Plan of Reorganization between ORACO and JYORK, dated April 28, 2011.		8-K			4/28/11
2.5	Separation and Distribution Agreement between Oraco Resources, Inc. and Merculite Distributing, Inc., dated May 6, 2011.	X
2.6	Trademark Assignment and Acquisition Agreement between Oraco Resources, Inc., and Merculite Distributing, Inc., dated May 6, 2011.	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACO RESOURCES, INC.
(Registrant)

By: /S/ Steven A. Subick
     Steven A. Subick, President

Date: May 16, 2011