Form 10-K/A
period 2010-12-31
Oraco Resources, Inc.
filed 2011-07-21
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-167607

ORACO RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2300414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 West Knox Road, Tempe, Arizona	85284
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:  (480) 588-3333

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
Yes ☒     No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

*EXPLANATORY NOTE –The Registrant is amending this Form 10-K to: (i) indicate that it is a shell company by checking the shell box on the cover page; and (ii) revise its “disclosure controls and procedures” disclosure under Item 9A(T) to include and refer to the full definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Exchange Act. No other disclosure was changed.

ORACO RESOURCES, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

Index to Report
on Form 10-K/A
(Amendment No. 2 )

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

Integrated Environmental Technologies, Ltd., was incorporated in Delaware in 1999, and re-incorporated in Nevada in 2008, operates through its wholly-owned subsidiary, I.E.T., Inc., with a principal place of business at its manufacturing and executive office facility at 4235 Commerce Street, Little River, South Carolina.  Their focus is on the development and marketing of equipment which utilizes an electrolytic process called Electro-Chemical Activation (“ECA”) to produce high volumes of a carefully controlled Hypocholrous Acid (HC1O) solution (“Anolyte”) and an anti-oxidizing, mildly alkaline solution (“Catholyte”). They produce and sell both ECA equipment and related supplies as well as both Anolyte and Catholyte solutions.

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

Employees

We are a development stage company and currently have only two part-time employees, Steven R. Subick, who is also our president/treasurer and director, and Jodi Redmond who is our secretary. We look to both Mr. Subick for their entrepreneurial skills and talents and experience in the field of disinfecting and non-caustic cleaning products.  It is Mr. Subick who provided us our business plan. For a discussion of both Mr. Subick’s and Ms. Redmond’s experience, please see “Director, Executive Officers, Promoters and Control Persons.”

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2010.

December 31, 2010

Current Assets	$93

Current Liabilities	$20,714

Working Capital	$(20,621)

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

ITEM 9A (T).                                CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, Bradley Rosen and Donna Moore, respectively, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Report.  Based on that evaluation, Mr. Rosen and Mrs. Moore concluded that, as of December 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

   Jodi Redmond.  Secretary of Oraco Resources, Inc., from January 14, 2011 to present.  Originally born in Charlotte, North Carolina, Ms. Redmond moved to the greater Phoenix area where she attended college at Central Arizona College. From 2009 to present, Ms. Redmond has worked at The Silver Spur Grill in Maricopa, Arizona.  From 2007 to 2009, Ms Redmond was a co-owner of Tator-Tot’s Daycare.  Prior to her time spent with Tator-Tot’s, she was the office manager with Toliver’s Carpet One Cleaning from 2006 to 2007.  From 2003 to 2006, Ms. Redmond was the manager of Bandana’s Grill and Deli.  Ms. Redmond’s experience in management with both the hospitality and child care industries has led us to the conclusion she will be capable to serve in the capacity as our Secretary.

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

Not applicable.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 27 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Oraco Resources, Inc.		S-1		3(i)(a)	6/17/10
3(ii)(a)	Bylaws of Oraco Resources, Inc.		S-1		3(ii)(a)	6/17/10
10.1	Subscription Agreement		S-1		10.1	6/17/10
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACO RESOURCES, INC.

By: /S/ Bradley Rosen
       Bradley Rosen, Chief Executive Officer

Date: July 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Bradley Rosen	Chief Executive Officer, President and	July 20, 2011
Bradley Rosen	Director (Principal Executive Officer)

/S/ Donna S. Moore	Chief Financial Officer and Treasurer	July 20, 2011
Donna S. Moore	(Principal Financial Officer)

/S/ Anne Thomas	Secretary, Comptroller and Director	July 20, 2011
Anne Thomas

/S/ Chris Butchko	Executive Vice President, Chief Operating	July 20, 2011
Chris Butchko	Officer and Director

ORACO RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (APRIL 6, 2010) TO DECEMBER 31, 2010

F-i

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

NOTE 3 – FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following as of:

December 31,
2010
Computer equipment	$2,118
Accumulated depreciation	(382)
$1,736

During the period from Inception (April 6, 2010) through December 31, 2010, the Company recorded depreciation expense of $382.

NOTE 4 – WEBSITE

Website consisted of the following as of:

December 31,
2010
Website	$250
Accumulated depreciation	(42)
$208

During the period from Inception (April 6, 2010) through December 31, 2010, the Company recorded amortization expense of $42.

ORACO RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – TRADEMARK

Trademarks consisted of the following as of:

December 31,
2010
Trademarks	$975
Accumulated amortization	-
$975

During the period from Inception (April 6, 2010) through December 31, 2010, the Company recorded amortization expense of $0.

NOTE 6 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

December 31, 2010
Revolving credit line due to an officer and directors of the Company, unsecured, 6% interest, due in July 2013	$4,000

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

ORACO RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

ORACO RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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