Form 10-Q/A
period 2011-03-31
Oraco Resources, Inc.
filed 2011-07-21
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A
(Amendment No. 1)

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

*EXPLANATORY NOTE –The Registrant is amending this Form 10-Q to indicate that it is a shell company by checking the shell box on the cover page; and (ii) revise its “disclosure controls and procedures” disclosure under Item 4T to include and refer to the full definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Exchange Act. No other disclosure was changed.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Bradley Rosen and Donna S. Moore, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on that evaluation and assessment, Mr. Rosen and Mrs. Moore concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Share Exchange Agreement and Plan of Reorganization between ORACO and ORI, dated March 7, 2011.		8-K			3/28/11
2.2	Share Exchange Agreement and Plan of Reorganization between ORACO and JYORK, dated March 7, 2011.		8-K			3/28/11
2.3	Addendum No.1 to Share Exchange Agreement and Plan of Reorganization between ORACO and ORI, dated April 28, 2011.		8-K			4/28/11
2.4	Addendum No.1 to Share Exchange Agreement and Plan of Reorganization between ORACO and JYORK, dated April 28, 2011.		8-K			4/28/11
2.5	Separation and Distribution Agreement between Oraco Resources, Inc. and Merculite Distributing, Inc., dated May 6, 2011.		10-Q	3/31/11	2.5	5/17/11
2.6	Trademark Assignment and Acquisition Agreement between Oraco Resources, Inc., and Merculite Distributing, Inc., dated May 6, 2011.		10-Q	3/31/11	2.6	5/17/11
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACO RESOURCES, INC.
(Registrant)

By: /S/ Bradley Rosen
     Bradley Rosen, Chief Executive Officer
      (Principal Executive Officer)

Date: July 20, 2011