Form 10-Q
period 2011-06-30
Oraco Resources, Inc.
filed 2011-08-22
CIK 1490711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-167607

ORACO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2300414
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

605 West Knox Road, Suite 102,

Tempe, Arizona 85284

(Address of principal executive offices)

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

Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 3, 2011 was 23,395,530 shares.

ORACO RESOURCES, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2011

Index to Report on Form 10-Q

		Page No.
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities

Item 4.	(Removed and Reserved)

Item 5.	Other Information	31

Item 6.	Exhibits	32

	Signature	33

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)	(audited)

Current assets:
Cash	$ 117	$ -
Prepaid expenses	-	1,500
Due from related party	13,500	-
Total current assets	13,617	1,500

Other assets:
Trademark, net	5,541	-
Total other assets	5,541	-

Total assets	$ 19,158	$ 1,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 13,978	$ -
Line of credit - related party	6,799	635
Total current liabilities	20,777	635

Total liabilities	20,777	635

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 23,345,500 and 15,001,500 shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	23,346	15,002
Additional paid-in capital	-	-
Common stock payable	100,700	-
Deficit accumulated during development stage	(125,665)	(14,137)
Total stockholders' equity (deficit)	(1,619)	865

Total liabilities and stockholders' equity (deficit)	$ 19,158	$ 1,500

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	Inception
	three months	six months	(August 4, 2010)
	ended	ended	to
	June 30,	June 30,	June 30,
	2011	2011	2011
	(unaudited)	(unaudited)	(unaudited)

Revenue	$ -	$ -	$ -

Operating expenses:
Depreciation and amortization	145	234	234
General and administrative	51	115	115
Professional fees	95,139	95,139	97,274
Professional fees - related party	2,500	2,500	2,500
Total operating expenses	97,835	97,988	100,123

Loss from operations	(97,835)	(97,988)	(100,123)

Net loss	$ (97,835)	$ (97,988)	$ (100,123)

Weighted average number of common shares	20,702,863	19,359,644
outstanding - basic

Net loss per share - basic	$ (0.00)	$ (0.01)

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	Inception
	six months	(August 4, 2010)
	ended	to
	June 30,	June 30,
	2011	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (97,988)	$ (100,123)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	234	234
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,500	-
Increase in due from related party	(36,500)	(36,500)
Increase in accounts payable	9,414	9,414

Net cash used in operating activities	(50,340)	(53,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon merger	78	78
Purchase of trademark	(5,775)	(5,775)

Net cash used in investing activities	(5,697)	(5,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	6,164	6,799
Repayments for line of credit - related party	(10)	(10)
Proceeds from sale of common stock, net of offering costs	50,000	53,000

Net cash provided by financing activities	56,154	59,789

NET CHANGE IN CASH	117	117

CASH AT BEGINNING OF YEAR	-	-

CASH AT END OF YEAR	$ 117	$ 117

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
NON –CASH SUPPLEMENT:
Acquisition of Oraco Resources and JYork Industries;
Assets acquired	$ 50,000	$ 50,000
Liabilities assumed	$ (4,574)	$ (4,574)
Common stock payable assumed	$ (50,000)	$ (50,000)
Total acquired, excluding cash	$ (5,274)	$ (5,274)
Common stock for reverse merger	$ 8,344	$ 8,344

See Accompanying Notes to Consolidated Financial Statements

ORACO RESOURCES, INC.

FORMERLY STERILITE SOLUTIONS CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the period of Inception (August 4, 2010) to December 31, 2010 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

On May 16, 2011, the Company issued 15,001,500 shares to various individuals and entities in exchange for a 100% interest in Oraco Resources, Inc. (Canada Corporation) and 3,000,000 shares to an individual for a 100% interest in JYork Industries, Inc. Ltd.  As part of the Share Purchase Agreement the former officers and directors agreed to cancel 10,000,000 shares of common stock.  On May 16, 2011, the transaction was closed and 100% interest in Oraco Resources, Inc. (Canada Corporation) and JYork Industries, Inc. Ltd.  was acquired by the Company.  For accounting purposes, the acquisition of Oraco Resources, Inc. (Canada Corporation) and JYork Industries, Inc. Ltd. by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Oraco Resources, Inc. (Canada Corporation) and JYork Industries, Inc. Ltd. based on the factors demonstrating that Oraco Resources, Inc. (Canada Corporation) represents the accounting acquirer.   The prior period historical information has been replaced by Oraco Resources, Inc. (Canada Corporation) for comparability purposes.  The Company changed its business direction and is now a mineral and natural resource exploration business.

Principles of Consolidation

For the year ended December 31, 2010, the consolidated financial statements include the accounts of Oraco Resources, Inc. (Canada Corporation).  For the six months ended June 30, 2011, the consolidated financial statements include the accounts of Oraco Resources, Inc. (Nevada Corporation), Oraco Resources, Inc. (Canada Corporation) and JYork Industries, Inc. Ltd.   All significant intercompany balances and transactions have been eliminated.   Oraco Resources, Inc. (Nevada Corporation), Oraco Resources, Inc. (Canada Corporation) and JYork Industries, Inc. Ltd. will be collectively referred herein to as the “Company”.

ORACO RESOURCES, INC.

FORMERLY STERILITE SOLUTIONS CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Nature of operations

The Company is in the mineral and natural resource exploration business and has not yet commenced operations to locate commercially exploitable mineral and natural resources. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations.

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

Mineral claim payments and exploration expenditures

The Company expenses all costs related to the acquisition, maintenance and exploration of its unproven mineral properties to which it has secured exploration rights.  If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent development costs of the property will be capitalized.  To date the Company has not established the commercial feasibility of its exploration prospects, therefore all costs have been expensed.  The Company also considers the provisions of ASC 360 which concludes that mineral rights are tangible assets. Accordingly, the Company capitalizes certain costs related to the acquisition of mineral rights where proven or probable reserves are present or when the Company intends to carry out an exploration program and has the funds to do so.

Trademarks

ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2011, the Company believes there is no impairment of its intangible assets.

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

ORACO RESOURCES, INC.

FORMERLY STERILITE SOLUTIONS CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent pronouncements

The Company has evaluated all the recent accounting pronouncements through ASU No. 2011-07 and believes that none of them will have a material effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (August 4, 2010) through the period ended June 30, 2011 of ($100,123). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

ORACO RESOURCES, INC.

FORMERLY STERILITE SOLUTIONS CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – TRADEMARK

Trademarks consisted of the following as of:

	June 30,	December 31,
	2011	2010
Trademarks	$ 5,775	$ -
Accumulated amortization	(234)	-
	$ 5,541	$ -

During the three months ended June 30, 2011, the Company recorded amortization expense of $145.

During the six months ended June 30, 2011, the Company recorded amortization expense of $234.

NOTE 4 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

	June 30, 2011	December 31, 2010
Revolving credit line due to shareholder of the Company, unsecured, 0% interest, due upon demand	$ 6,799	$ 635

	$ 6,799	$ 635

On January 1, 2011, the Company executed a line of credit in the amount of $10,000 with Summit Capital USA, Inc.  The line of credit carries an annual interest rate of 0% and is due upon demand.  As of June 30, 2011, an amount of $6,799 had been used for general corporate purposes with a remaining balance of $3,201 available.

During the three months ended June 30, 2011, interest expense was $0.  During the six months ended June 30, 2011, interest expense was $0.

ORACO RESOURCES, INC.

FORMERLY STERILITE SOLUTIONS CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

Common Stock

Prior the acquisition of Oraco Resources, Inc. (Canada Corporation) and JYork Industries, Inc. Ltd., the Company had 15,344,000 shares of common stock issued and outstanding.

On May 16, 2011, the Company issued 15,001,500 shares to various individuals and entities in exchange for a 100% interest in Oraco Resources, Inc. (Canada Corporation) and 3,000,000 shares to an individual for a 100% interest in JYork Industries, Inc. Ltd.  As part of the Share Purchase Agreement the former officers and directors agreed to cancel 10,000,000 shares of common stock.  On May 16, 2011, the transaction was closed and 100% interest in Oraco Resources, Inc. (Canada Corporation) and JYork Industries, Inc. Ltd.  was acquired by the Company.  For accounting purposes, the acquisition of Oraco Resources, Inc. (Canada Corporation) and JYork Industries, Inc. Ltd. by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Oraco Resources, Inc. (Canada Corporation) and JYork Industries, Inc. Ltd. based on the factors demonstrating that Oraco Resources, Inc. (Canada Corporation) represents the accounting acquirer.   The Company changed its business direction and is now a mineral and natural resource exploration business.

On June 23, 2011, Company sold 100,030 units consisting of 100,030 shares of its common stock and 100,030 warrants at a price of $1 per share for cash of $100,000 and common stock subscriptions receivable of $30.  As of June 30, 2011, the shares were unissued and are recorded as a common stock payable.  On July 28, 2011, the Company issued 50,030 shares of common stock and on August 9, 2011, the Company issued the remaining 50,000 shares of common stock.

During the six months ended June 30, 2011, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

On June 23, 2011, the Company issued a total of 100,030 warrants to two investors related to the sale of units.  A unit consisted of one share of common stock and one warrant.  See Note 5.

During the six months ended June 30, 2011, there have been no other issuances of warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, the Company paid $2,500 to an officer and director of the Company for legal fees.

ORACO RESOURCES, INC.

FORMERLY STERILITE SOLUTIONS CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2011, the Company had $13,500 in an attorney trust account.  Since the attorney is also an officer and director of the Company and the Company recorded the balance as due from related party.  During August 2011, the Company attorney trust account has been closed and the remaining balance has been transferred to a bank account in the name of the Company.

NOTE 8 – MATERIAL AGREEMENTS

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

On May 16, 2011, the merger was closed with Oraco Resources, Inc., a Canadian company (“ORI”) and JYORK Industries Inc. Ltd., a Sierra Leone company (“JYORK”).

On April 29, 2011, the Company formed a wholly-owned subsidiary, Merculite Distributing, Inc., a Nevada corporation (“Merculite”).

On May 6, 2011, we completed the spin-off (the “Spin-Off’) of the Company, and Merculite.  Prior to theSpin-Off, Merculite was a wholly-owned subsidiary of the Company.  In connection with the Spin-Off, the Company entered into the following Agreements (collectively, the “Spin-Off Agreements”):

-

a Separation and Distribution Agreement that sets forth the arrangements among the Company and Meculite regarding the principal transactions to separation, and that governs the relationship of the Company and Merculite after the Spin-Off;

-

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

ORACO RESOURCES, INC.

FORMERLY STERILITE SOLUTIONS CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shareholder of the Company of record on May 6, 2011, the Distribution Record Date, will be distributed one share of Merculite common stock for each share of the Company stock owned by them.

NOTE 8 – MATERIAL AGREEMENTS (continued)

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

NOTE 9 – SUBSEQUENT EVENTS

On July 28, 2011, the Company issued 50,030 shares of common stock for cash totaling $50,000 received during the three months ended June 30, 2011 and received $30 during July 2011.

On August 9, 2011, the Company issued 50,000 shares of common stock for cash totaling $50,000 received during the three months ended June 30, 2011.

On June 3, 2011, the Company entered into an Acquisition, Distribution and Marketing Agreement with Ozuro Jewelry, a New York corporation (“Ozuro”), wherein the Company agreed to offer to Ozuro the right to purchase our diamonds and gold (the “Product”) before offering to sell the Product to any other third party, and Ozuro agreed to consider purchasing our Product, in accordance with the terms and conditions set forth in the agreement.  The term of the agreement began on June 3, 2011 and will terminate on June 3, 2014.  The price of the gold shall initially be set at 90% of the London PM fix as reported as of the date of the sale and diamonds pricing shall be initially set at 95% of the Rapaport Diamond Price Index as reported as of the date of sale.

On August 8, 2011, the Company entered into a Consultant Agreement with Mr. Charles Huggins, wherein he agreed to assist the Company in locating working interest partner, mining concessions, mining operations, and similar financing and business agreements to further the Company’s business in West Africa on a “best efforts” basis.  Mr. Huggins’ services shall include, but not limited to:

•

Identifying, negotiating and/or obtain contracts, rights and/or other agreements for the mining or acquisition of diamonds, gold and/or other natural resources with rights holders throughout the world, on behalf of the Company.

•

Obtaining governmental approvals and/or authorizations to use, implement or otherwise exploit any contracts or agreements obtained by Mr. Huggins and entered into by the Company.

•

Locate, negotiate the purchase of and/or obtain diamonds, gold or other precious minerals on behalf of the Consultant throughout the world.

•

Facilitate the transportation of such minerals obtained to the United States and further assist in the sale of such minerals obtained and transported.

ORACO RESOURCES, INC.

FORMERLY STERILITE SOLUTIONS CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The term of the agreement is for five (5) years beginning on August 8, 2011. The agreement may be extended by and between the parties.

NOTE 9 – SUBSEQUENT EVENTS (continued)

The Company agreed to pay Mr. Huggins 5% all the gross income (the “Commission”) of the Company.  Gross income shall mean all income received by the Company, less any payment that the Company must make for: the acquisition and sale of any gold, diamonds or other minerals (including, but not limited to, the costs of the purchase of any gold, diamonds or precious minerals; taxes, insurance and transportation costs payable on same; the cost of finishing and polishing any diamonds; and any other like inherent costs of such transaction); and all costs incurred in connecting with the recovery and subsequent sale of any gold, diamonds or other minerals recovered from any operations being conducted pursuant to any contract, license or other agreement the Company may have for the performance of such activities.  Mr. Huggins’ Commission shall be paid to him in perpetuity, and shall be considered as an asset of his estate and shall be deemed a descendible right that shall be passed to his heirs as he so designates by his will, or if he dies intestate, then in accordance with the laws of the State of New York.

Additionally, the Company agreed to pay all of Mr. Huggins’ expenses for travel and accommodations in connection with the fulfillment of his duties. The Company will also provide Mr. Huggins with an automobile and driver who also will act in place of a security guard.

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

o

our ability to attract key personnel;

o

our ability to operate profitably;

o

our ability to efficiently and effectively finance our operations;

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

OVERVIEW AND OUTLOOK

Business Development

Oraco Resources, Inc., is a development stage company incorporated in the State of Nevada in April of 2010. In February of 2011, we changed our name from Sterilite Solutions, Corp., to Oraco Resources, Inc. On March 24, 2011, we entered into an agreement for the acquisition of all the issued and outstanding securities of Oraco Resources, Inc., a Canadian company (“ORI”). Additionally, on March 24, 2011, we entered into an agreement for the acquisition of all the issued and outstanding securities of Jyork Industries Inc. Ltd., a Sierra Leone company (“Jyork”). The acquisitions of all of the issued and outstanding securities of ORI and Jyork were both completed on May 16, 2011.

As a result of the completion of the acquisition of all the issued and outstanding securities of ORI and Jyork, we are now involved in the mining industry in the African country of Sierra Leone through mining concessions held by Jyork. The objectives of the Company are to seek additional mining concession rights, privileges, and to own mines in Sierra Leone, as well as other West African Countries. In addition, we intend to process minerals and to sell such processed minerals around the world, and explore new areas in Sierra Leone and elsewhere in West Africa as opportunities may arise.

On April 29, 2011, we formed a wholly-owned subsidiary, Merculite Distributing, Inc., a Nevada corporation (“Merculite”).

On May 6, 2011, we completed the spin-off (the “Spin-Off’) of the Company, and Merculite.  Prior to the Spin-Off, Merculite was a wholly-owned subsidiary of the Company.  In connection with the Spin-Off, the Company entered into the following Agreements (collectively, the “Spin-Off Agreements”):

-

a Separation and Distribution Agreement that sets forth the arrangements among the Company and Meculite regarding the principal transactions to separation, and that governs the relationship of the Company and Merculite after the Spin-Off;

-

Trademark License and Royalty Agreement that sets forth the arrangements among the Company and Merculite to assign the Sterilite Solutions trademark to Merculite

The Company and Merculite entered into a definitive Distribution Agreement governing the terms and conditions of the Spin-Off. The Spin-Off was accomplished by the distribution by the Company of all shares of Merculite owned by it, among the shareholders of the Company on a pro rata basis. Each shareholder of the Company of record on May 6, 2011, the Distribution Record Date, was distributed one share of Merculite common stock for each share of the Company stock owned by them.

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

Change in Control and Recent Change in Management

In connection with the closing of the acquisition of all the issued and outstanding securities of ORI and Jyork the security holders of ORI and Jyork acquired control of the Company. The security holders of ORI acquired beneficial control of 15,001,500 shares of common stock and the security holders of Jyork acquired beneficial control of 3,000,000 shares of common stock.

Additionally, concurrent with the closing of the acquisitions, we accepted the resignation of our prior officers and directors and appointed Bradley Rosen to serve as Chief Executive Officer, President and a Director, Chris Butchko to serve as Executive Vice President, Chief Operating Officer and a Director, Anne Thomas to serve as Secretary, Comptroller and a Director, and Donna Moore to serve as Chief Financial Officer and Treasurer of the Company effective May 16, 2011.

Recent Change of Officers

On August 12, 2011, Donna Moore was dismissed as the Company’s Treasurer and Chief Financial Officer.  Ms. Moore’ s dismissal was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies of practices.

On August 12, 2011, the Board of Directors appointed Anne Thomas to serve as Treasurer of the Company.

Our Operations

We are a mining and exporting company engaged in the discovery, acquisition, development, production, and market of gold, diamonds, and other natural resources.  Our products consist of: metal concentrates, which we sell to custom smelters; unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders; unfinished diamonds; and some gem quality diamonds that we have cut and polished before marketing.

On June 3, 2011, we entered into an Acquisition, Distribution and Marketing Agreement with Ozuro Jewelry, a New York corporation (“Ozuro”), wherein we agreed to offer to Ozuro the right to purchase our diamonds and gold (the “Product”) before offering to sell the Product to any other third party, and Ozuro agreed to consider purchasing our Product, in accordance with the terms and conditions set forth in the agreement.  The term of the agreement began on June 3, 2011 and will terminate on June 3, 2014.  The price of the gold shall initially be set at 90% of the London PM fix as reported as of the date of the sale and diamonds pricing shall be initially set at 95% of the Rapaport Diamond Price Index as reported as of the date of sale.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $100,123 for the period from inception (August 4, 2010) to June 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

RESULTS OF OPERATIONS

For accounting purposes, the acquisition of Oraco Resources, Inc. (Canada Corporation) and JYork Industries, Inc. Ltd. by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Oraco Resources, Inc. (Canada Corporation) and JYork Industries, Inc. Ltd. based on the factors demonstrating that Oraco Resources, Inc. (Canada Corporation) represents the accounting acquirer.   The prior period historical information has been replaced by Oraco Resources, Inc. (Canada Corporation) for comparability purposes.  The Company changed its business direction and is now a mineral and natural resource exploration business.

Revenues

In this period ended June 30, 2011, we did not generate any revenues. Since our inception on August 4, 2010 through June 30, 2011, we did not generate any revenues.

Expenses

Operating expenses totaled $97,835 during the three months ended June 30, 2011 and $97,988 during the six months ended June 30, 2011.  Operating expenses consisted primarily of professional fees and professional fees – related party in the three and six months ended June 30, 2011.

Professional fees totaled $95,139 during the three and six months ended June 30, 2011.  Professional fees consisted mainly of legal fees, accounting fees, EDGAR filing fees and transfer agent fees.

Professional fees – related party totaled $2,500 during the three and six months ended June 30, 2011.  During the six months ended June 30, 2011, the Company paid $2,500 to an officer and director of the Company for legal fees.

Liquidity and Capital Resources

As of June 30, 2011, we had minimal cash or cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2011:

Six Months Ended June 30, 2011
Net cash used in operating activities	$50,340
Net cash used in investing activities	5,697
Net cash provided by financing activities	56,154
Net change in Cash	117
Cash, beginning of year	-
Cash, end of year	$117

Operating activities

Net cash used in operating activities was $50,340 for the period ended June 30, 2011. The net cash used in operating activities consisted primarily of professional fees.

Investing activities

Net cash used in investing activities was $5,697 for the period ended June 30, 2011. The net cash used in investing activities consisted of payments due from related party and purchase of trademark.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2011 was $56,154. The net cash provided by financing activities was mainly attributable to proceeds from sale of common stock.

As of June 30, 2011, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

On January 1, 2011, our wholly-owned subsidiary, ORI, executed a $10,000 line of credit with Summit Capital USA Inc. (“Summit”), a related third party. During the quarter ended June 30, 2011, we received $4,799.17 from Summit. The note is due upon demand and bears interest at a rate of no interest.

Our current and planned operations contemplate funding with milestones of at least $2,000,000 in 2011 and $5,000,000 in 2012.  The failure to meet these funding milestones will likely have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party notes payable. Without cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand and continue current gold and diamond buy/sell transactions, or acquisitions we may decide to pursue.  If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities.  The sale of additional equity securities will result in dilution to our stockholders.  The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Operation Plan

Our current business plan is to expand and continue current gold and diamond buy/sell transactions that provide current revenues for the Company.  Additionally, we plan to engage SRK Worldwide to provide geological and geophysical analysis of our assets in Sierra Leone so as to prepare a feasibility and technical report with respect to the proposed mining operations on certain of our concessions.

While the geophysical reports are being undertaken on our assets, we will expand our gold and diamond buy/sell program to deliver sufficient cash-flow to fund the costs associated with exploration and related geophysical examinations of our mining concessions.  Once the feasibility reports completed, we anticipate capital expenditures on equipment, labor, housing, fuel, travel and other essential items to prepare the concessions for recovery and resource extraction operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Bradley Rosen, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on that evaluation and assessment, Mr. Rosen concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS

Our auditor’s “Going Concern” qualification in our financial statements might create additional doubt about our ability to stay in business, which could result in a total loss on investment by our stockholders.

Our financial statements have been prepared assuming that we will continue as a “going concern.”  As discussed in the Notes to the financial statements, we have limited revenues, have incurred a loss from operations and have negative operating cash flows during the period from inception through June 30, 2011.  These issues raise substantial doubt about our ability to continue as a “going concern.”  Management’s plans in regard to these matters are also described in the Notes to the financial statements.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We will need additional capital to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders.  Ultimately, this may result in our inability to fund our working capital requirements and harm our operational results.

The exploration, development, mining and processing of our properties, will require substantial financing.  Failure to obtain sufficient financing may result in delaying or indefinite postponement of exploration, development or production on any or all of our properties or even a loss of property interest.  There can be no assurance that capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us.

Decrease in value of diamonds and gold could result in decreased revenues.

While we intend to mine for other precious stones and metals, our business is currently focused on mining for diamonds and gold.  Thus, in the event the price of diamonds and/or gold decreases, our revenues and/or profit margins could likewise decrease.

We will be competing with better established companies.

We will not be the first company to attempt to mine for diamonds and other precious stones and metals in Sierra Leone.  There are other companies whose equipment may be more advanced than ours, and whose methods may be more cost-effective.  Further, we will be facing competition from better established companies, which may have better local, regional and national connections in Sierra Leone, and whose efforts produce larger quantities or higher quality diamonds.

There has been political instability in Sierra Leone which, if reignited, could adversely affect our business.

Between 1991 and 2002, Sierra Leone was engaged in a civil war, in which tens of thousands of people were killed and more than two million people were displaced.  Control of Sierra Leone’s diamond industry was the primary cause of this war.  Since 2002, the government has been stable.  However, given the history of that country, and the previous focus on the disparity between Sierra Leone’s diamonds and the poverty of many of its citizens, there is the risk that other conflicts will arise.  Such political strife could adversely affect our ability to mine diamonds and other precious stones and metals in Sierra Leone.

Diamond and gold prices are volatile and there can be no assurance that a profitable market for diamonds, gold and gems will exist.

The diamonds and metals mining industry is intensely competitive, and there is no assurance that, even if the Company discovers commercial quantities of diamonds, gold and other mineral resources, a profitable market will exist for the sale of those resources.  There can be no assurance that diamond and gold prices will remain at such levels or be such that the Company can mine at a profit.  Factors beyond the Company’s control may affect the marketability of any minerals discovered.  Diamond and gold prices are subject to volatile changes resulting from a variety of factors including international, economic and political trends, expectations of inflation, global and regional supply and demand and consumption patterns, metal stock levels maintained by producers and others, the availability and cost of metal substitutes, currency exchange fluctuations, inflation rates, interest rates, speculative activities and increased production due to improved mining and production methods.

Uncertainty involved in mining.

Mining involves various types of risks and hazards, including environmental hazards, unusual or unexpected geological operating conditions such as rock bursts, structural cave-ins or slides, flooding, earthquakes and fires, labor disruptions, industrial accidents, metallurgical and other processing problems, metal losses, and periodic interruptions due to inclement or hazardous weather conditions.  These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary losses, and possible legal liability.

The Company may not be able to obtain insurance to cover these risks at economically feasible premiums.  Insurance against certain environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from production, is not generally available to the Company or to other companies within the mining industry.  The Company may suffer a material adverse effect on its business if it incurs losses related to any significant events that are not covered by its insurance policies.

Calculation of mineral resources and metal recovery is only an estimate, and there can be no assurance about the quantity and grade of minerals until resources are actually mined.

The calculation of reserves, resources and corresponding grades being mined or dedicated to future production are imprecise and depend on geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which might prove to be unpredictable.  Mineral resources that are not mineral reserves do not have demonstrated economic viability.  Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only.  Any material change in the quantity of reserves, resources, grade or stripping ratio may affect the economic viability of the Company’s properties.  In addition, there can be no assurance that metal recoveries in small-scale field or laboratory tests will be duplicated in larger scale tests under on-site conditions or during actual mining production.

The Company’s operations involve exploration and development and there is no guarantee that any such activity will result in commercial production of mineral deposits.

There has been no drilling to test the depth potential of commercial ore on these properties, and proposed programs on such properties are exploratory in nature only.  Development of these mineral properties is contingent upon obtaining satisfactory exploration results.  Mineral exploration and development involve substantial expenses and a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate.  There is no assurance that additional commercial quantities of ore will be discovered on the Company’s exploration properties.  There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production, or if brought into production, that it will be profitable.  The discovery of mineral deposits is dependent upon a number of factors including the technical skill of the exploration personnel involved.  The commercial viability of a mineral deposit is also dependent upon, among a number of other factors, its size, grade and proximity to infrastructure, current metal prices, and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.  Most of the above factors are beyond the Company’s control.

We are a start-up company with limited operating history.

We have conducted only very limited exploration and mining activities. Accordingly, we have a limited operating history and our business strategy may not be successful. Our failure to implement a successful business strategy will materially adversely affect our business, financial condition and results of operations.

Our present limited operations have not yet proven profitable.

To date we have not shown a profit in our operations.  We cannot assure that we will achieve or attain profitability in 2011 or at any other time.  If we cannot achieve operating profitability, we may not be able to meet our working capital requirements, which will have a material adverse effect on our business operating results and financial condition.

We have no proven or probable reserves or feasibility studies. Accordingly, our property may not contain any reserves, and any funds spent by us on exploration or development could be lost.

We have not established the presence of any proven or probable mineral reserves, as defined by the SEC, at our property. The SEC has defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Any mineralized material discovered by us should not be considered proven or probable reserves.

In order to demonstrate the existence of proven or probable reserves, it would be necessary for us to continue exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and then obtain a positive feasibility study. Exploration is inherently risky, with few properties ultimately proving economically successful. We intend to pursue additional exploration for the purpose of establishing proven or probable reserves.

Establishing reserves requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not completed a feasibility study with regard to our property.

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralized material presented in our filings with securities regulatory authorities, including the SEC, press releases and other public statements that may be made from time to time are based upon estimates made by our consultants. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our property. Until mineralized material is actually mined and processed, it must be considered an estimate only.

These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably.

Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital. There can be no assurance that minerals recovered in small scale tests will be recovered at production scale.

The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove inaccurate. Extended declines in market prices for gold may render portions of our mineralized material uneconomic and adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

Competition for new mining properties may prevent the Company from acquiring interests in additional properties or mining operations.

Significant and increasing competition exists for mineral acquisition opportunities throughout the world.  Some of the competitors are large, more established mining companies with substantial capabilities and greater financial resources, operational experience and technical capabilities than the Company.  As a result of the competition, the Company may be unable to acquire rights to exploit additional attractive mining properties on terms it considers acceptable.  Increased competition could adversely affect the Company’s ability to attract necessary capital funding or acquire any interest in additional operations that would yield reserves or result in commercial mining operations.

Recent high diamond and metal prices have encouraged increased mining exploration, development and construction activity, which has increased demand for, and cost of, exploration, development and construction services and equipment.

Recent increases in diamond and gold prices have led to increases in mining exploration, development and construction activities, which have resulted in higher demand for, and costs of, exploration, development and construction services and equipment.  Increased demand for services and equipment could cause project costs to increase materially, resulting in delays if services or equipment cannot be obtained in a timely manner due to inadequate availability, and increase potential scheduling difficulties and cost increases due to the need to coordinate the availability of services or equipment, any of which could materially increase project exploration, development and construction costs and/or result in project delays.

Actual capital costs, operating costs, production and economic returns may differ significantly from those the Company has anticipated and there can be no assurance that any future development activities will result in profitable mining operations.

Capital and operating costs, production and economic returns, and other company estimates for the Company's projects may differ significantly from those anticipated by the Company’s current studies and estimates, and there can be no assurance that the Company’s actual capital and operating costs will not be higher than currently anticipated.  In addition, delays to construction schedules may negatively impact the net present value and internal rates of return of the Company’s mineral properties as set forth in the applicable feasibility studies.

There can be no assurance that the interests held by the Company in its properties is free from defects.

The Company has investigated the rights to explore and exploit its properties, and, to the best of its knowledge, those rights are in good standing.  No guarantee can be given that such rights will not be revoked or significantly altered to the detriment of the Company.  There can also be no guarantee that the Company’s rights will not be challenged or impugned by third parties.  The properties may be subject to prior recorded and unrecorded agreements, transfers or claims, and title may be affected by, among other things, undetected defects.  A successful challenge to the precise area and location of these claims could result in the Company being unable to operate on these properties as permitted or being unable to enforce any rights with respect to its properties.

The Company is exposed to risks of changing political stability and government regulation in the country in which it intends to operate.

The Company’s mining rights in Sierra Leone or elsewhere in West Africa that may be affected in varying degrees by political instability, government regulations relating to the mining industry and foreign investment therein, and the policies of other nations in respect of companies operating in Sierra Leone or other countries in West Africa.  Any changes in regulations or shifts in political conditions are beyond the control of the Company and may adversely affect its business.  The Company’s operations may be affected in varying degrees by government regulations, including those with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, employment, land use, water use, environmental legislation and mine safety.  The regulatory environment is in a state of continuing change, and new laws, regulations and requirements may be retroactive in their effect and implementation.  The Company’s operations may also be affected in varying degrees by political and economic instability, economic or other sanctions imposed by other nations, terrorism, military repression, crime, extreme fluctuations in currency exchange rates and high inflation.

The Company is subject to substantial environmental and other regulatory requirements and such regulations are becoming more stringent.  Non-compliance with such regulations, either through current or future operations or a pre-existing condition could materially adversely affect the Company.

All phases of the Company’s operations are subject to environmental regulations in the jurisdiction in which it operates.  Environmental legislation is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors, and employees.  There can be no assurance that future changes in environmental regulation, if any, will not be materially adverse to the Company’s operations.

The Company’s properties may contain environmental hazards, which are presently unknown to the Company and which have been caused by previous or existing owners or operators of the properties.  If these properties do contain such hazards, this could lead to the Company being unable to use the properties or may cause the Company to incur costs to clean up such hazards.  In addition, the Company could find itself subject to litigation should such hazards result in injury to any persons.

Government approvals and permits are sometimes required in connection with mining operations.  Although the Company believes it will obtain all of the material approvals and permits to carry on its operations, the Company may require additional approvals or permits or may be required to renew existing approvals or permits from time to time.  Obtaining or renewing approvals or permits can be a complex and time-consuming process.  There can be no assurance that the Company will be able to obtain or renew the necessary approvals and permits on acceptable terms, in a timely manner, or at all.  To the extent such approvals are required and not obtained; the Company may be delayed or prohibited from proceeding with planned exploration, development or mining of mineral properties.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, that may require operations to cease or be curtailed, or corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.  Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing operations and activities of mining companies, or more stringent implementation of such requirements could have a material adverse impact on the Company and cause increases in capital expenditures or production costs or reductions in levels of production at producing properties or require abandonment or delays in development of new mining properties.

Because the Company’s success is dependent upon a limited number of people, our business may fail if those individuals leave the Company.

The ability to identify, negotiate and consummate transactions that will benefit the Company is dependent upon the efforts of the Company’s management team.  While the Company has no assurance that its current management will produce successful operations, the loss of such personnel could have an adverse effect on meeting its production and financial performance objectives.  The Company’s planned drilling activities may require significant investment in additional personnel and capital equipment.

While our current management has field experience in West Africa related to the acquisition and sale of gold and diamonds it lacks technical training and experience with exploring for, starting, and operating a mine; and with no direct training or experience in requirements related to working within the industry, our management may be unable to manage the Company’s operations.

Our current management lack the technical training and experience with exploring for, starting, and operating a mine. Because of that, we may face additional risks and challenges, for which we have no ability to forecast. There can be no assurance that our current management will produce successful operations and we are significantly dependent upon our ability to locate, attract and hire experienced personnel. In the event we are unable to do so, we may be unable to manage the planned operations of the Company.

We need substantial additional capital to grow and fund our present and planned business and business strategy.

Our current and planned operations contemplate funding with milestones of at least $2,000,000 in 2011 and $5,000,000 in 2012.  The failure to meet these funding milestones will likely have a significant adverse effect on our growth and anticipated revenues and we may have to curtail our business strategy.

Planned acquisitions come with various risks, along with dilution to our stockholders, both of which can be adverse.

Acquisitions, mergers and joint ventures entered into by us may have an adverse effect on our business.  We expect to engage in acquisitions, mergers or joint ventures as part of our long-term business strategy.  These transactions involve significant challenges and risks, including that the transaction does not advance our business strategy, that we don't realize a satisfactory return on our investment, or that we experience difficulty in the integration of new assets, employees, business systems, and technology, or diversion of management's attention from our other businesses.  These events could harm our operating results or financial condition.

RISKS RELATED TO OUR COMMON STOCK

Because our common stock could remain under $5.00 per share, it could continue to be deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is likely to commence trading  under $5.00 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. If the trading price of the common stock stays below $5.00 per share, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to accept the common stock for deposit into an account or, if accepted for deposit, to sell the common stock and these restrictions may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited public company management experience or responsibilities. This could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Concentrated Ownership.  An excess of a majority of our outstanding voting securities are held by less than 10 persons and they can elect all directors who in turn elect all officers, without the votes of any other stockholders.

Messrs. Rosen and Butchko and Ms. Thomas, together with Summit Capital USA, Inc. and Otoro Holdings, LLC, collectively, own in excess of 80% of our outstanding voting securities and, accordingly, have effective control of us and may have effective control of us for the near and long term future.  Votes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by these persons.

We do not expect to pay dividends in the near future.

We do not expect to declare or pay any dividends on our common stock in the foreseeable future. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of our Board of Directors and will depend upon a variety of factors, including our ability to service our outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the common stock, our future earnings, if any, capital requirements, financial condition and such other factors as our Board of Directors may consider to be relevant from time to time.  Our earnings, if any, are expected to be retained for use in expanding our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the closing of the share exchange agreements with ORI and Jyork, we issued 15,001,500 shares of our restricted common stock to the security holders of ORI in exchange for 100% of the ownership of ORI and 3,000,000 shares of our restricted common stock to the security holders of Jyork in exchange for 100% of the ownership of Jyork. The total 18,001,500 shares were issued on May 19, 2011.

On June 23, 2011, we sold 100,030 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) to 2 accredited investors for a total purchase price of $100,030 all which was paid in cash. Of the 100,030 units, 50,030 units were issued on July 29, 2011 and the remaining 50,000 units are in the process of being issued.

We believe that the issuance and sale of the above securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The securities were sold directly by us and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the securities, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the securities.

Subsequent Sale of Unregistered Securities

On July 19, 2011, we sold 50,030 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) to an offshore investor for a total purchase price of $50,030 all which was paid in cash. The 50,030 units are in the process of being issued.

We believe that the issuance and sale of the above securities were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), Regulation D and/or Regulation S. The securities were issued directly by us and did not involve a public offering or general solicitation. The recipient of the securities was afforded an opportunity for effective access to files and records of our company that contained the relevant information needed to make her investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to issuing the securities, had such knowledge and experience in our financial and business matters that she was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to her investment decision. There were no commissions paid on the issuance and sale of the shares.

On August 1, 2011, we sold 100,000 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) to 1 accredited investor for a total purchase price of $100,000 all which was paid in cash. The 100,000 units are in the process of being issued.

We believe that the issuance and sale of the above securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The securities were sold directly by us and did not involve a public offering or general solicitation. The recipient of the securities was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the securities, was an accredited investor and had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There were no commissions paid on the issuance and sale of the securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on August 4, 2010 through the period ended June 30, 2011.

Item 5. Other Information.

On August 11, 2011, we received notice from our market maker that we were assigned the symbol “ORAC” to initiate trading on the Over-the-Counter Bulletin Board (OTC:BB). However, at this time, trading has yet to commence.

Departure of Officer

On August 12, 2011, Mrs. Donna Moore was dismissed as the Company’s Treasurer and Chief Financial Officer.  Mrs. Moore’s dismissal was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies of practices.

Appointment of Officer

On August 12, 2011, the Board of Directors appointed Ms. Anne Thomas to serve as Treasurer of the Company.

New Consultant

On August 8, 2011, we entered into a Consultant Agreement with Mr. Charles Huggins, wherein he agreed to assist the Company in locating working interest partner, mining concessions, mining operations, and similar financing and business agreements to further the Company’s business in West Africa on a “best efforts” basis.  Mr. Huggins’ services shall include, but not limited to:

•

Identifying, negotiating and/or obtain contracts, rights and/or other agreements for the mining or acquisition of diamonds, gold and/or other natural resources with rights holders throughout the world, on behalf of the Company.

•

Obtaining governmental approvals and/or authorizations to use, implement or otherwise exploit any contracts or agreements obtained by Mr. Huggins and entered into by the Company.

•

Locate, negotiate the purchase of and/or obtain diamonds, gold or other precious minerals on behalf of the Consultant throughout the world.

•

Facilitate the transportation of such minerals obtained to the United States and further assist in the sale of such minerals obtained and transported.

The term of the agreement is for five (5) years beginning on August 8, 2011. The agreement may be extended by and between the parties.

The Company agreed to pay Mr. Huggins 5% all the gross income (the “Commission”) of the Company.  Gross income shall mean all income received by the Company, less any payment that the Company must make for: the acquisition and sale of any gold, diamonds or other minerals (including, but not limited to, the costs of the purchase of any gold, diamonds or precious minerals; taxes, insurance and transportation costs payable on same; the cost of finishing and polishing any diamonds; and any other like inherent costs of such transaction); and all costs incurred in connecting with the recovery and subsequent sale of any gold, diamonds or other minerals recovered from any operations being conducted pursuant to any contract, license or other agreement the Company may have for the performance of such activities.  Mr. Huggins’ Commission shall be paid to him in perpetuity, and shall be considered as an asset of his estate and shall be deemed a descendible right that shall be passed to his heirs as he so designates by his will, or if he dies intestate, then in accordance with the laws of the State of New York.

Additionally, the Company agreed to pay all of Mr. Huggins’ expenses for travel and accommodations in connection with the fulfillment of his duties. The Company will also provide Mr. Huggins with an automobile and driver who also will act in place of a security guard.

Item 6. Exhibits.

Exhibit		Incorporated by reference herein
Number	Description	Form	Date

10.2	Share Exchange Agreement and Plan of Reorganization with Oraco Resources, Inc., a Canadian corporation – 3/24/11	Current Report on Form 8-K	May 23, 2011

10.3	Share Exchange Agreement and Plan of Reorganization with Jyork Industries, Inc., Ltd., a Sierra Leone corporation – 3/24/11	Current Report on Form 8-K	May 23, 2011

10.4	Addendum No. 1 to Share Exchange Agreement and Plan of Reorganization with Oraco Resources, Inc., a Canadian corporation - 4/28/11	Current Report on Form 8-K	May 23, 2011

10.5	Addendum No. 1 to Share Exchange Agreement and Plan of Reorganization with Jyork Industries, Inc., Ltd., a Sierra Leone corporation – 4/28/11	Current Report on Form 8-K	May 23, 2011

10.6*	Consultant Agreement of Charles Huggins dated August 8, 2011

31.1*	Certification of pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of r pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*        Filed herewith.

**      XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORACO RESOURCES, INC.

(Registrant)

By: /S/ Bradley Rosen

     Bradley Rosen, Chief Executive Officer

      (Principal Financial Officer)

Date: August 22, 2011