Form 10-Q
period 2011-09-30
Oraco Resources, Inc.
filed 2011-11-21
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54472

ORACO RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2300414
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

189 Brookview Drive
Rochester, NY 14617
(Address of principal executive offices)

(212) 279-6260
(Registrant’s telephone number, including area code)

605 West Knox Road, Suite 102,
Tempe, Arizona 85284
(Former name, former address and former fiscal year, if changed since last report)

Copies of Communications to:
Stoecklein Law Group
402 West Broadway, Suite 690
San Diego, CA 92101
Office (619) 704-1310 • Fax (619) 704-0556

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
Yes ☐    No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on November 21, 2011 was 23,595,560 shares.

ORACO RESOURCES, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)	(audited)

Current assets:
Cash	$45,850	$-
Prepaid expenses	-	1,500
Due from related party	100	-
Total current assets	45,950	1,500

Other assets:
Trademark, net	5,397	-
Total other assets	5,397	-

Total assets	$51,347	$1,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$18,795	$-
Accrued payroll taxes	2,577	-
Line of credit - related party	6,799	635
Total current liabilities	28,171	635

Total liabilities	28,171	635

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 23,595,560 and 15,001,500 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	23,596	15,002
Additional paid-in capital	249,990	-
Common stock payable	75,896	-
Deficit accumulated during development stage	(326,306)	(14,137)
Total stockholders' equity	23,176	865

Total liabilities and stockholders' equity	$51,347	$1,500

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	Inception	Inception
	three months	nine months	(August 4, 2010)	(August 4, 2010)
	ended	ended	to	to
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

Operating expenses:
Depreciation and amortization	144	378	-	378
Executive compensation	27,118	27,118		27,118
General and administrative	1,511	1,626	-	1,626
Professional fees	152,743	247,882	-	250,017
Professional fees - related party	18,700	21,200	-	21,200
Total operating expenses	200,216	298,204	-	300,339

Other expense:
Foreign currency transaction loss	425	425	-	425
Total other expense	425	425	-	425

Net loss	$(200,641)	$(298,629)	$-	$(300,764)

Weighted average number of common shares	23,484,123	19,266,062	-
outstanding - basic

Net loss per share - basic	$(0.01)	$(0.02)	$-

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	Inception	Inception
	nine months	(August 4, 2010)	(August 4, 2010)
	ended	to	to
	September 30,	September 30,	September 30,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(298,629)	$-	$(300,764)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares to be issued for consulting services	47,396	-	47,396
Depreciation and amortization	378	-	378
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,500	-	-
Increase in due from related party	49,900	-	49,900
Increase in accounts payable	14,231	-	14,231
Increase in accrued payroll taxes	2,577	-	2,577

Net cash used in operating activities	(182,647)	-	(186,282)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon merger	78	-	78
Purchase of trademark	(5,775)	-	(5,775)

Net cash used in investing activities	(5,697)	-	(5,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	6,164	-	6,799
Repayments for line of credit - related party	(10)	-	(10)
Proceeds from sale of common stock, net of offering costs	200,030	-	203,030
Proceeds from common stock payable	27,800	-	27,800
Donated capital	210	-	210

Net cash provided by financing activities	234,194	-	237,829

NET CHANGE IN CASH	45,850	-	45,850

CASH AT BEGINNING OF YEAR	-	-	-

CASH AT END OF YEAR	$45,850	$-	$45,850

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH SUPPLEMENT:
Acquisition of Oraco Resources and JYORK Industries;
Assets acquired	$50,000	$-	$50,000
Liabilities assumed	$(4,564)	$-	$(4,564)
Common stock payable assumed	$(50,700)	$-	$(50,700)
Total acquired, excluding cash	$(5,264)	$-	$(5,264)
Common stock for reverse merger	$8,344	$-	$8,344
Shares to be issued for consulting services	$47,396	$-	$47,396

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim consolidated financial statements be read in conjunction with the financial statements of the Company for the period of Inception (August 4, 2010) to December 31, 2010 and notes thereto included in the Company’s 10-K annual report and all amendments and all amendments and the 8-K filed in 2011.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of Consolidation
For the year ended December 31, 2010, the consolidated financial statements include the accounts of Oraco Resources, Inc. (Canada Corporation).  For the nine months ended September 30, 2011, the consolidated financial statements include the accounts of Oraco Resources, Inc. (Nevada Corporation), Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd.   All significant intercompany balances and transactions have been eliminated.   Oraco Resources, Inc. (Nevada Corporation), Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd. will be collectively referred herein to as the “Company”.

Nature of operations
The Company is in the mineral and natural resource exploration and trading business, and has not yet commenced operations to locate commercially exploitable mineral and natural resources. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations.

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

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2011, the Company believes there is no impairment of its intangible assets.

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

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through ASU No. 2011-09 and believes that none of them will have a material effect on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (August 4, 2010) through the period ended September 30, 2011 of ($300,764). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – TRADEMARK

Trademarks consisted of the following as of:

	September 30,	December 31,
	2011	2010
Trademarks	$5,775	$-
Accumulated amortization	(378)	-
	$5,397	$-

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – TRADEMARK (CONTINUED)

During the three months ended September 30, 2011, the Company recorded amortization expense of $144.  During the nine months ended September 30, 2011, the Company recorded amortization expense of $378.

NOTE 4 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

	September 30, 2011	December 31, 2010
Revolving credit line due to shareholder of the Company, unsecured, 0% interest, due upon demand	$6,799	$635

	$6,799	$635

On January 1, 2011, the Company executed a line of credit in the amount of $10,000 with Summit Capital USA, Inc.  The line of credit carries an annual interest rate of 0% and is due upon demand.  As of September 30, 2011, an amount of $6,799 had been used for general corporate purposes with a remaining balance of $3,201 available.

During the three months ended September 30, 2011, interest expense was $0.  During the nine months ended September 30, 2011, interest expense was $0.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

On February 23, 2011, the Company affected an 8-for-1 forward stock split of its $0.001 par value common stock.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

Common Stock

Prior to the acquisition of Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd., the Company had 15,344,000 shares of common stock issued and outstanding.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

On May 16, 2011, the Company issued 15,001,500 shares to various individuals and entities in exchange for a 100% interest in Oraco Resources, Inc. (Canada Corporation) and 3,000,000 shares to an individual for a 100% interest in JYORK Industries, Inc. Ltd.  As part of the Share Purchase Agreement the former officers and directors agreed to cancel 10,000,000 shares of common stock.  On May 16, 2011, the transaction was closed and 100% interest in Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd. was acquired by the Company.  For accounting purposes, the acquisition of Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd. by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd. based on the factors demonstrating that Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd. represents the accounting acquirer.   The Company changed its business direction and is now a mineral and natural resource exploration business.

On June 23, 2011, the Company sold 100,030 units consisting of 100,030 shares of its common stock and 100,030 warrants at a price of $1 per unit for cash of $100,000 and common stock subscriptions receivable of $30.  As of September 30, 2011, the shares and warrants were issued.

On July 8, 2011, the Company received donated capital of $200 from an officer, director and shareholder of the Company.

On July 18, 2011, the Company executed a one year consulting agreement with an entity in exchange for 127,500 shares of common stock and 127,500 warrants (the “units”).  The units are non-forfeitable and fully vested.  During the nine months ended September 30, 2011, the Company owed 127,500 units valued at $127,500.  The units were valued using the fair value of similar units sold for cash on the agreement date.  As of September 30, 2011, the shares were unissued and a total of $29,067 was recorded to common stock payable.

On August 16, 2011, the Company sold 150,030 units consisting of 150,030 shares of its common stock and 150,030 warrants at a price of $1 per unit for cash of $150,030 to two investors.  As of September 30, 2011, the shares and warrants were issued.

On September 2, 2011, the Company received donated capital of $10 from a former officer, director and shareholder of the Company.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

On September 14, 2011, the Company executed a two year consulting agreement with an entity in exchange for a total of 1,000,000 shares of restricted common stock.  The shares are earned equally over the two year period subject to the Company’s unfettered right to cancel the agreement at any time without issuing the consultant any further stock.  During the nine months ended September 30, 2011, the Company owed 20,833 shares of restricted common stock valued at $20,833.  The shares were valued according to the fair value of the common stock based on the agreement date.  As of September 30, 2011, the shares were unissued and a total of $20,833 was recorded to common stock payable.

During September 2011, the Company sold 27,800 units consisting of 27,800 shares of its common stock and 27,800 warrants at a price of $1 per unit for cash of $27,800 to three investors.  As of September 30, 2011, the shares were unissued and a total of $27,800 was recorded to common stock payable.

During the nine months ended September 30, 2011, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

On June 23, 2011, the Company issued a total of 100,030 warrants to two investors related to the sale of units.  A unit consisted of one share of common stock and one warrant.  See Note 5.

During the three months ended September 30, 2011, the Company issued a total of 206,897 warrants to five investors related to the sale of units.  A unit consisted of one share of common stock and one warrant.  See Note 5.

During the nine months ended September 30, 2011, there have been no other issuances of warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2011, the Company paid $0 to an officer and director of the Company for legal fees.  During the nine months ended September 30, 2011, the Company paid $2,500 to an officer and director of the Company for legal fees.

During the three months ended September 30, 2011, the Company paid $18,700 to a shareholder of the Company for consulting fees.  During the nine months ended September 30, 2011, the Company paid $18,700 to a shareholder of the Company for consulting fees.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

Until August 2011, Company funds were being held on behalf of the Company in an attorney trust IOLA account.  In August of 2001, almost all of the funds were transferred from the attorney trust IOLA account to a bank account in the name of the Company. As of September 30, 2011, the Company had $100 in the attorney trust IOLA account.  Since the attorney is also an officer and director of the Company, the Company recorded the balance as due from related party.  The remaining $100 was transferred from the attorney IOLA trust account to the Company’s bank account on November 21, 2011.

NOTE 8 – MATERIAL AGREEMENTS

On March 24, 2011, the Company entered into a Share Exchange Agreement with Oraco Resources, Inc., a Canadian company (“ORI”) to acquire 100% of ORI’s outstanding common stock in exchange for 15,001,500 shares of common stock, concurrent with the Closing.  Additionally, the agreement sets forth conditions that the Company shall have obtained a cancellation of 10,000,000 shares of common stock.  The agreement with ORI, upon closing, will provide the Company with the ownership of 100% of ORI, which is involved in the diamond, gold, minerals and natural resources and exploration.

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

NOTE 8 – MATERIAL AGREEMENTS (CONTINUED)

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

NOTE 8 – MATERIAL AGREEMENTS (CONTINUED)

•	Locate, negotiate the purchase of and/or obtain diamonds, gold or other precious minerals on behalf of the Consultant throughout the world.

•	Facilitate the transportation of such minerals obtained to the United States and further assist in the sale of such minerals obtained and transported.

The term of the agreement is for five years beginning on August 8, 2011.  The agreement may be extended by and between the parties.

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

NOTE 9 – SUBSEQUENT EVENTS

In Oct 2011, the Company received $2,000 from an investor to purchase 2,000 units.  Each unit consists of 1 share of common stock and 1 warrant.

In Nov 2011, the Company received $20,000 from an investor to purchase 20,000 units.  Each unit consists of 1 share of common stock and 1 warrant.

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

As a result of the completion of the acquisition of all the issued and outstanding securities of ORI and JYORK, we are now involved in the mining industry in the African country of Sierra Leone through mining concessions held by JYORK. We are also involved in buying gold, diamonds and other precious minerals from sellers located throughout West Africa at prevailing local prices and selling them on the open market throughout the world at the highest prices prevailing at the time and location of the sale (the “buy/sell program”). The objectives of the Company are to seek additional mining concession rights, privileges, and to own mines in Sierra Leone, as well as other West African Countries. In addition, we intend to process minerals and to sell such processed minerals around the world, develop and expand the buy/sell program and explore new areas in Sierra Leone and elsewhere in West Africa as opportunities may arise.

Our Operations

We are a mining and exporting company engaged in the discovery, acquisition, development, production, and market of gold, diamonds, and other natural resources.  Our products primarily consist of: metal concentrates, which we sell to custom smelters; unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders; unfinished diamonds; and some gem quality diamonds that we have cut and polished before marketing.

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

Recent Developments

In October 2011 we strengthened our holdings by reviving contractual rights for the disposition of diamonds, gold, and any other minerals recovered in an approximately 10 acre area of mineral rich Boroma, Sierra Leone. These rights had been acquired by JYORK in 2008 before becoming our wholly-owned subsidiary.  The holding is located northwest of the city of Koidu in the Kono District, Sierra Leone.

Under the revived form of the agreement, net revenues generated from the activities at the Boroma site will be divided evenly between JYORK and the Boroma Gbense Chiefdom.  (“Net Revenue” is defined as the gross value of the recovery, as determined by governmental agencies, less any and all costs incurred in connection with the recovery and evaluation of the product).

Subject to adequate financing we plan to begin mining in Boroma within the next 60 days.  Findings will be released shortly after excavation.

Also in October 2001, we further increased our holdings by fulfilling a condition precedent to the effectuation of an agreement that had been entered into on or about April 20, 2011 between JYORK and the authorities representing the Nimikoro Chiefdom in Sierra Leone, which granted to JYORK the rights to recover all precious minerals and natural resources located above and below ground in the area located in the Nimikoro Chiefdom known as Nimini Hills.  The contract called for JYORK to provide all funding necessary to mine the area known as Nimini Hills, and all net profits earned from the recovery and sale of any precious minerals or other natural resources are to be divided 69% to JYORK and 31% to the Chiefdom (1% of which the Chiefdom is to apply to local development). The agreement applied to an area that was believed to be approximately 500 acres. However, since the specific metes and bounds of the area were indeterminate, the effectuation of the agreement was subject to JYORK having a complete survey done to establish these boundaries.  On October 12, 2011, a surveyor was retained, and it is believed that a thorough survey of the metes and bounds of the Nimini Hills concession should be completed shortly, after which a geophysical review of the area will be conducted to determine the locations that hold the highest probability of return, in which operations should be commenced.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $300,764 for the period from inception (August 4, 2010) to September 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

RESULTS OF OPERATIONS

For accounting purposes, the acquisition of Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd. by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Oraco Resources, Inc. (Canada Corporation) and JYORKIndustries, Inc. Ltd. based on the factors demonstrating that Oraco Resources, Inc. (Canada Corporation) represents the accounting acquirer.   The prior period historical information has been replaced by Oraco Resources, Inc. (Canada Corporation) for comparability purposes.  The Company changed its business direction and is now a mineral and natural resource exploration business.

Revenues

In this period ended September 30, 2011, we did not generate any revenues. Since our inception on August 4, 2010 through September 30, 2011, we did not generate any revenues.

Expenses

Operating expenses during the three and nine months ended September 30, 2011 were $200,216 and $298,204, respectively, all of which consisted of depreciation and amortization, executive compensation, general and administrative, professional fees and professional fees – related party.

Depreciation and amortization totaled $144 during the three months ended September 30, 2011 and $378 during the nine months ended September 30, 2011.

Executive compensation totaled $27,118 during the three and nine months ended September 30, 2011.

General and administrative totaled $1,511 during the three months ended September 30, 2011 and $1,626 during the nine months ended September 30, 2011.

Professional fees totaled $152,743 during the three months ended September 30, 2011 and $247.882 during the nine months ended September 30, 2011.  Professional fees consisted mainly of legal fees, accounting fees, EDGAR filing fees, consulting fees and transfer agent fees.

Professional fees – related party totaled $18,700 during the three months ended September 30, 2011 and $21,200 during the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, $2,500 was paid to an officer and director of the Company for legal fees.

Liquidity and Capital Resources

As of September 30, 2011, we had $45,850. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2011:

Nine Months Ended September 30, 2011
Net cash used in operating activities	$(182,647)
Net cash used in investing activities	(5,697)
Net cash provided by financing activities	234.194
Net change in Cash	45,850
Cash, beginning of year	-
Cash, end of year	$45,850

Operating activities

Net cash used in operating activities was $182,647 for the period ended September 30, 2011. The net cash used in operating activities consisted primarily of professional fees.

Investing activities

Net cash used in investing activities was $5,697 for the period ended September 30, 2011. The net cash used in investing activities consisted of payments due from related party and purchase of trademark.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2011 was $234,194. The net cash provided by financing activities was mainly attributable to proceeds from sale of common stock.

As of September 30, 2011, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

On January 1, 2011, our wholly-owned subsidiary, ORI, executed a $10,000 line of credit with Summit Capital USA Inc. (“Summit”), a related third party. During the quarter ended June 30, 2011, we received $6,799 from Summit. The note is due upon demand and bears interest at a rate of no interest.

Since inception, we have financed our cash flow requirements through the issuance of common stock and related party notes payable. Without cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand and continue current gold and diamond buy/sell transactions, or acquisitions we may decide to pursue.

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

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, raise sufficient capital to retain the services of well seasoned professionals to increase our probability of success.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

While the geophysical reports are being undertaken on our assets, we will expand our gold and diamond buy/sell program to deliver sufficient cash-flow to fund the costs associated with exploration and related geophysical examinations of our mining concessions.  Once the feasibility reports are completed, we anticipate capital expenditures on equipment, labor, housing, fuel, travel and other essential items to prepare the concessions for recovery and resource extraction operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A. to Part II of Form 10-Q for the period ended June 30, 2011 (filed on August 22, 2011) to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2011, we executed a one year consulting agreement with an entity in exchange for 127,500 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) valued at $127,500.  As of September 30, 2011, the shares of common stock were unissued.

On July 19, 2011, we sold 50,030 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) to an offshore investor for a total purchase price of $50,030 all of which was paid in cash. The 50,030 shares of common stock were issued on August 16, 2011.

On August 9, 2011, we issued 50,000 shares of common stock to 1 accredited investor. The 50,000 shares of common stock were purchased on June 23, 2011 in a unit offering (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) for a total purchase price of $50,000 all of which was paid in cash.

On August 1, 2011, we sold 100,000 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) to 1 accredited investor for a total purchase price of $100,000 all of which was paid in cash. The 100,000 shares of common stock were issued on August 16, 2011.

On September 14, 2011, we executed a two year consulting agreement with an entity in exchange for a total of 1,000,000 shares of restricted common stock valued at $1,000,000.  As of September 30, 2011, the 1,000,000 shares of restricted common stock were unissued.

In September 2011, we sold 22,500 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) to 2 offshore investors for a total purchase price of $22,500 all of which was paid in cash. As of the date of this filing the 22,500 shares of common stock have not been issued.

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

Subsequent Sales of Unregistered Securities

Subsequent to the quarter ended September 30, 2011, we sold 22,000 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) to 3 accredited investors for a total purchase price of $22,000 all of which was paid in cash. As of the date of this filing the 22,000 shares of common stock have not been issued.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on August 4, 2010 through the period ended September 30, 2011.

Item 3. Defaults on Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

New Consultant

On September 15, 2011, we entered into a consulting agreement with Gary Bryant of Newport Capital Consultants Inc., wherein the Consultant agreed to provide the Company with consulting and advisory services specifically in financial matters. The term of the agreement commenced on September 15, 2011 and shall continue for two (2) years, unless terminated prior thereto at the sole and unlimited discretion of the Company. Pursuant to the agreement we agreed to issue one million (1,000,000) shares of our restricted common stock to the Consultant as compensation for the services provided to the Company, unless the agreement is terminated prior to the expiration of the term, in which event the Consultant would receive a pro rata number of shares based upon the ratio of the complete term to the number of days the agreement was in effect until terminated. As of the date of this filing no shares have been issued to the Consultant.

Change of Principal Address

We changed our principal address to the following: 189 Brookview Drive, Rochester, New York 14617.

Item 6. Exhibits.

Exhibit		Incorporated by reference herein
Number	Description	Form	Date

10.2	Share Exchange Agreement and Plan of Reorganization with Oraco Resources, Inc., a Canadian corporation – 3/24/11	Current Report on Form 8-K	May 23, 2011

10.3	Share Exchange Agreement and Plan of Reorganization with JYORK Industries, Inc., Ltd., a Sierra Leone corporation – 3/24/11	Current Report on Form 8-K	May 23, 2011

10.4	Addendum No. 1 to Share Exchange Agreement and Plan of Reorganization with Oraco Resources, Inc., a Canadian corporation - 4/28/11	Current Report on Form 8-K	May 23, 2011

10.5	Addendum No. 1 to Share Exchange Agreement and Plan of Reorganization with JYORK Industries, Inc., Ltd., a Sierra Leone corporation – 4/28/11	Current Report on Form 8-K	May 23, 2011

10.6	Consultant Agreement of Charles Huggins dated August 8, 2011	Form 10-Q	August 22, 2011

31.1*	Certification of pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of r pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
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

Date: November 21, 2011