Form 10-Q/A
period 2011-06-30
Oraco Resources, Inc.
filed 2011-11-23
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q /A
(Amendment No. 2)

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

EXPLANATORY NOTE - The Registrant is amending this Form 10-Q/A No.1 to remove Exhibits 31.2 and 32.2 which were included due to an inadvertent error made by the EDGAR filer. No disclosure was changed as a result of this Amendment.

ORACO RESOURCES, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2011

Index to Report on Form 10-Q

		Page No.
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities

Item 4.	(Removed and Reserved)

Item 5.	Other Information	30

Item 6.	Exhibits	31

	Signature	32

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)	(audited)

Current assets:
Cash	$117	$-
Prepaid expenses	-	1,500
Due from related party	13,500	-
Total current assets	13,617	1,500

Other assets:
Trademark, net	5,541	-
Total other assets	5,541	-

Total assets	$19,158	$1,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$13,978	$-
Line of credit - related party	6,799	635
Total current liabilities	20,777	635

Total liabilities	20,777	635

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 23,345,500 and 15,001,500 shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	23,346	15,002
Additional paid-in capital	-	-
Common stock payable	100,700	-
Deficit accumulated during development stage	(125,665)	(14,137)
Total stockholders' equity (deficit)	(1,619)	865

Total liabilities and stockholders' equity (deficit)	$19,158	$1,500

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	Inception
	three months	six months	(August 4, 2010)
	ended	ended	to
	June 30,	June 30,	June 30,
	2011	2011	2011
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-

Operating expenses:
Depreciation and amortization	145	234	234
General and administrative	51	115	115
Professional fees	95,139	95,139	97,274
Professional fees - related party	2,500	2,500	2,500
Total operating expenses	97,835	97,988	100,123

Loss from operations	(97,835)	(97,988)	(100,123)

Net loss	$(97,835)	$(97,988)	$(100,123)

Weighted average number of common shares	20,702,863	19,359,644
outstanding - basic

Net loss per share - basic	$(0.00)	$(0.01)

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	Inception
	six months	(August 4, 2010)
	ended	to
	June 30,	June 30,
	2011	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,988)	$(100,123)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	234	234
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,500	-
Increase in due from related party	(36,500)	(36,500)
Increase in accounts payable	9,414	9,414

Net cash used in operating activities	(50,340)	(53,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon merger	78	78
Purchase of trademark	(5,775)	(5,775)

Net cash used in investing activities	(5,697)	(5,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	6,164	6,799
Repayments for line of credit - related party	(10)	(10)
Proceeds from sale of common stock, net of offering costs	50,000	53,000

Net cash provided by financing activities	56,154	59,789

NET CHANGE IN CASH	117	117

CASH AT BEGINNING OF YEAR	-	-

CASH AT END OF YEAR	$117	$117

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
NON –CASH SUPPLEMENT:
Acquisition of Oraco Resources and JYork Industries;
Assets acquired	$50,000	$50,000
Liabilities assumed	$(4,574)	$(4,574)
Common stock payable assumed	$(50,000)	$(50,000)
Total acquired, excluding cash	$(5,274)	$(5,274)
Common stock for reverse merger	$8,344	$8,344

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

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – TRADEMARK

Trademarks consisted of the following as of:

	June 30,	December 31,
	2011	2010
Trademarks	$5,775	$-
Accumulated amortization	(234)	-
	$5,541	$-

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

Date: November 23, 2011