Form 10-K
period 2011-12-31
Oraco Resources, Inc.
filed 2012-04-16
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54472

ORACO RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-2300414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

189 Brookview Drive, Rochester NY	14617
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (212) 279-6260

Copies of Communications to:
Stoecklein Law Group, LLP.
401 West A Street
Suite 1150
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, $0.001 par value

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
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $7,225,360 based on a share value of $1.00.

The number of shares of Common Stock, $0.001 par value, outstanding on April 11, 2012 was 23,725,360 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ORACO RESOURCES, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

Index to Report
on Form 10-K

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

o	our ability to diversify our operations;

o	our ability to implement our business plan of providing;

o	our ability to attract key personnel;

o	our ability to operate profitably;

o	our ability to efficiently and effectively finance our operations, and/or purchase orders;

o	inability to achieve future sales levels or other operating results;

o	inability to raise additional financing for working capital;

o	inability to efficiently manage our operations;

o	the inability of management to effectively implement our strategies and business plans;

o	the unavailability of funds for capital expenditures and/or general working capital;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “Oraco”, “the Company”, and similar terms refer to Oraco Resources, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.                      BUSINESS

Business Development

Oraco Resources, Inc. ("Oraco") was incorporated on April 6, 2010 in the State of Nevada originally under the name Sterilite Solutions Corp.  On February 23, 2011, the Company changed its name from Sterilite Solutions Corp. to Oraco Resources, Inc.

On May 16, 2011, Oraco completed the acquisition of all the issued and outstanding shares of Oraco Resources, a Canadian corporation, ("ORI") and JYORK Industries, Inc. Ltd ("JYORK") (collectively, the "Acquired Businesses") pursuant to a Share Purchase Agreement (the "SPA").  Under the SPA, Oraco issued 15,001,500 shares of the its common stock to various individuals and entities in exchange for a 100% interest in ORI and 3,000,000 shares of Oraco's common stock to an individual for a 100% interest in JYORK.  Additionally under the SPA, the former officers and directors of Oraco agreed to cancel 10,000,000 shares of its common stock.  For accounting purposes, the acquisition of the Acquired Businesses by Oraco has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private companies, ORI and JYORK, in substance acquired a non-operational public company (Oraco) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, ORI and JYORK are considered the acquirer for accounting purposes and thus, the historical financials are primarily that of ORI.  As a result of this transaction, Oraco changed its business direction and is now a mineral and natural resource exploration business.  ORI was incorporated on August 4, 2010 (Date of Inception) and accordingly, the accompanying financial statements are from the Date of Inception of ORI through ending reporting periods reflected.

Effective May 16, 2011, Oraco completed the acquisition of contractual rights for the disposition and exportation of diamonds and gold, and any other minerals recovered both in Zimmi Town, Pujehun District of Sierra Leone as well as the Gbense Tailings No. 5 reserve located in Koidu Town, Kono District – Sierra Leone, through the acquisition of 100% of the ownership of what are now the wholly owned subsidiaries, JYORK and ORI.

Through our acquisitions, we obtained control of the recovery and disposition of all diamonds, gold and other natural resources of any kind at the following sites via the agreements described below:

▪
Gbense Tailings Number 5 – Memorandum of Understanding which provides that JYORK and the Gbense Chiefdom will work jointly to recovery any precious minerals and all other natural resources found above or below the ground at Tailings Number 5, with JYORK providing any necessary expertise and/or machinery.  The net profits realized from these efforts will be divided 70% to JYORK and 30% to the Gbense Chiefdom. (“Net Profits” being defined as the gross value of the recovery, as determined by governmental agencies, less any and all costs incurred in connection with the recovery and evaluation of the product).

▪
Zimmi Mining Area – Memorandum of Understanding which provides that JYORK and the Baysuagung-Gbeya Cooperative Mining Society will work jointly to recovery any precious minerals and all other natural resources found above or below the ground at the Zimmi mining site, with JYORK providing any necessary expertise and/or machinery.  The net profits realized from these efforts will be divided 70% to JYORK and 30% to the Baysuagung-Gbeya Cooperative Mining Society. (“Net Profits” being defined as the gross value of the recovery, as determined by governmental agencies, less any and all costs incurred in connection with the recovery and evaluation of the product).

▪
Boroma Mining Area –Memorandum of Understanding which provides that JYORK and the Boroma Gbense Chiefdom will work jointly to recovery any precious minerals and all other natural resources found above or below the ground at the Boroma mining site, with JYORK providing any necessary expertise and/or machinery.  The net profits realized from these efforts will be divided 50% to JYORK and 50% to the Boroma Gbense Chiefdom. (“Net Profits” being defined as the gross value of the recovery, as determined by governmental agencies, less any and all costs incurred in connection with the recovery and evaluation of the product).  In addition, JYORK has the first right of refusal to purchase for itself any diamonds or other minerals

▪
Nimini Hills – Memorandum of Understanding which provides that JYORK and the Nimikoro Chiefdom will work jointly to recovery any precious minerals and all other natural resources found above or below the ground, with JYORK providing any necessary expertise and/or machinery.  The net profits realized from these efforts will be divided 69% to JYORK and 31% to the Nimikoro Chiefdom, with 1% of the Nimikoro Chiefdom’s portion to be used for developmental purposes. (“Net Profits” being defined as the gross value of the recovery, as determined by governmental agencies, less any and all costs incurred in connection with the recovery and evaluation of the product).

Prior to our acquisition of JYORK and ORI, ORI purchased a one-half interest in JYORK’s rights in the concessions JYORK holds in the Tailings Number 5 reserve and the Zimmi location. We acquired 100% of the ownership of ORI and JYORK to obtain the control of all rights and interests in and to the Tailings Number 5 and Zimmi concessions.

As a result of the closing of the Share Exchange Agreements, Oraco is now involved in the mining industry in the African country of Sierra Leone through mining concessions held primarily by JYORK. The objectives of the Company are to seek additional mining concession rights, privileges, and to own mines in Sierra Leone, as well as other West African Countries.  In addition, we intend to process minerals and to sell such processed minerals around the world, and explore new areas in Sierra Leone and elsewhere in West Africa as opportunities may arise.

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

Subject to adequate financing, we plan to begin operations in Boroma in the fourth quarter of 2012.  Findings will be released as soon as possible thereafter.

Also in October 2011, we further increased our holdings by fulfilling a condition precedent to the effectuation of an agreement that had been entered into on or about April 20, 2011 between JYORK and the authorities representing the Nimikoro Chiefdom in Sierra Leone, which granted to JYORK the rights to recover all precious minerals and natural resources located above and below ground in the area located in the Nimikoro Chiefdom known as Nimini Hills.  The contract called for JYORK to provide all funding necessary to mine the area known as Nimini Hills, and all net profits earned from the recovery and sale of any precious minerals or other natural resources are to be divided 69% to JYORK and 31% to the Chiefdom (1% of the Chiefdom’s portion of the net profits is to apply to local development). The agreement applied to an area that is approximately 50 square kilometers (or approximately 12,355 acres) in size. However, since the specific metes and bounds of the area were indeterminate, the effectuation of the agreement was subject to JYORK having a complete survey done to establish these boundaries.  On October 12, 2011, a surveyor was retained, and it is believed that a thorough survey of the metes and bounds of the Nimini Hills concession should be completed shortly, after which a geophysical review of the area will be conducted to determine the locations that hold the highest probability of return, in which operations should be commenced.

OUR BUSINESS

Mineral Exploration and Mining

We are a mineral exploration and mining company engaged in the discovery, acquisition, development, production, and marketing of gold, diamonds, and other natural resources.  We plan to engage SRK Worldwide, or a similar consultant, to provide geological and geophysical analysis of our assets in Sierra Leone so as to prepare a feasibility and technical report with respect to the proposed mining operations on certain of our mining concessions.

In connection with our additional geophysical investigations, we also plan to complete a drilling program on additional areas of interest at Tailings Number 5 and Zimmi.  This will allow us to determine the full potential of the projects, as well as better estimates of resource estimates and production targets.  We are also involved in additional discussions aimed at the potential acquisition of other production based diamond and precious mineral projects.  If these negotiations are successful, we could have the potential to achieve an additional diamond production within 24-36 months.

Management believes that with at least $7 million USD, the Company should be able to commence the recovery of diamonds, gold and other precious minerals.  If we are able to acquire additional concessions, and the capital necessary to operate such concessions, we should be able to expand annual production from the initial levels, with the rate of expansion being dependent upon the amount of diamonds, gold and other natural minerals recovered, the number of additional concessions we are able to obtain and the level of additional capital that can be raised.

We intend to focus on the identification, acquisition and operations of diamond and gold projects that have the potential to generate sustained production and cash flow.  Recent transactions, such as Tailings Number 5 and Zimmi, are aimed at giving the Company the potential to deliver significant annual diamond production yields on a consistent basis.  We are also targeting further growth through the identification of additional resources throughout Sierra Leone and neighboring countries.

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
Exporting of Diamonds and Gold

In addition to being a mineral exploration and mining company, we also intend to become a wholesale purchaser and exporting company of diamonds and gold while the geophysical reports are being undertaken on our assets.  Our products consist of: metal concentrates, which we intend to sell to custom smelters; unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders; unfinished diamonds; and some gem quality diamonds which we cut and polish before selling on the open market.

Our current business plan is to continue our current gold and diamond buy/sell transactions, which are presently being conducted on a small scale basis.  With the additional capital, it is our intention to expand the level of  the buy/sell transactions, which should provide current revenues for the Company.

We have previously entered into an agreement for the disposition of diamonds and gold and any other minerals recovered in: Koidu Town, Kono District - Sierra Leone Gbense Tailings Number 5 at the property known as “Tailings Number 5” ; Zimmi Town, Pujehun District of Sierra Leone at the property known as “Zimmi”; Boroma northwest of the city of Koidu in the Kono District, Sierra Leone at the property known as “Boroma”; and the Nimikoro Chiefdom, Kono District, Sierra Leone at the property known as “Nimini Hills”.

While the geophysical reports are being undertaken on our assets, we will intend to expand our gold and diamond buy/sell program which should deliver sufficient cash-flow to fund the costs, at least in part, associated with exploration and related geophysical examinations of our mining concessions.

We plan on initially processing placer gravel which is easily accessible.  We will also stockpile quantities of potentially gold bearing and diamond bearing placer gravel during the rainy season (May/June through October).  All such gravel will be identified appropriately and later brought to the plant for processing and mineral extraction.

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

Diamonds

Diamonds are made of carbon, the fourth most abundant element.  They are crystals which grow by adding layer after layer of carbon atoms under extreme pressure.  Diamonds originate some 200 miles below the Earth’s surface in the “mantle” layer.  At that depth, enormous pressure is exerted on the carbon molecules, forging them into diamonds, and creating one of the strongest molecular bonds known to chemistry.

Diamonds are moved from deep in the earth to the surface in volcanic eruptions.  They typically come to the surface in thin magma streams known as ‘Kimberlite pipes’. Even though diamonds are relatively abundant, they are hard to find in quantities sufficient to support economic mining.  The best place to look for diamonds is where diamonds have been found before.

Africa is widely believed to be the richest continent for diamond mining.  The major sources of diamonds are in the south with lesser concentrations in the west-central part of the continent.  The major producing countries are Congo Republic (Zaire), Botswana, South Africa, Angola, Namibia, Ghana, Central African Republic, Guinea, Sierra Leone, and Zimbabwe.  Political turmoil in some countries has led to highly variable production and severe degradation of the environment stemming from uncontrolled or unregulated mining.

Diamonds are the hardest and most brilliant mineral and around the world diamonds are recognized as an eternal stone of value.  Industrial diamonds play a key role in cutting and high wear applications.  The vast difference between the hardness of diamonds, as opposed to every other mineral, means that there is no effective substitute for use in demanding industrial applications, including, and in particular, oil and gas drilling.

While diamonds are virtually indestructible, they can, like any crystal, shatter along a plane, particularly if flawed.  These characteristics make it possible to craft a gem into the most brilliant and desirable shape.  Cutters face a trade-off between maximizing the size of the finished jewel and optimizing its reflectiveness.

Extractable diamonds are very rare: only about 130 tons of rough diamonds have been found over the last 120 years.  Even in rich ore, the grade is only about one carat per 3 tons of kimberlite, (1 Carat = .2 of a gram = 1/150 of an ounce) or 1 part in 14 million. Gold explorers think in parts per million (grams of gold per ton of ore).  Diamond explorers commonly think in parts per billion (carats per tens of tons).  This is why diamond explorers use ‘diamond indicators’, rather than the actual diamonds, when seeking potential excavation sites.  While the presence of a kimberlite pipe is an indicator of the presence of diamonds, the best diamond indicator, of course, is a diamond in the kimberlite pipe.  Only 1 in 22 kimberlite pipes are diamond-bearing, and only 1 in 50 are economic to exploit.

The rarity and value of large stones means that the statistical distortion of the “nugget effect” (the statistical effect upon the conclusions drawn from a sample that contains a large stone versus one that has a small stone) is more pronounced for diamonds than any other mineral.  This makes exploration an art as much as a science.  Successful primitive miners and experienced geologists display an intuitive sense for finding diamonds.

Diamond Pricing Trends Index

The Diamond Prices Index (“DPI”) is a representation of the current market pricing trend for diamonds. The DPI takes into account the average retail price per carat of loose diamonds from jewelers around the web. Prices are calculated for groups of weight ranges as well as by color and clarity.

Diamond Prices Index™ - 129.90
Source: www.idexonline.comSierra Leone – Diamonds

The Sierra Leone’s established diamond fields cover an area of about 7,700 square miles (about one quarter of the country) in the south-eastern and eastern parts of Sierra Leone.  The diamond producing areas are concentrated in Kono, Kenema and Bo Districts.  They are mainly situated in the drainage areas of the Sewa, Bafi, Woa, Mano and Moa Rivers.  Alluvial diamond concentrations occur in river channel gravels, flood-plain gravels, terrace gravels and gravel residues in soils and swamps.  Kimberlites, the primary host rocks for diamonds, have been discovered in the Koidu and Tongo areas.  Reserves are estimated to potentially be at 6.3 million carats down to a depth of 600m at Koidu and 3.2 million carats to a depth of 600m at Tongo.  Artisanal and small-scale diamond mining activities are widespread in the Kono District as well as Kenema, Bo and Pujehun Districts.

Sierra Leone is renowned for the quality of its diamonds and for the recovery of some of the most spectacularly large stones of very high value. The largest diamond, discovered in February 1972, was the 969.8 ct “Star of Sierra Leone”. More recently, in 1996, two stones weighing 188 ct and 283 ct were recovered and sold.  Annual diamond output reached a peak of around 2 million carats in the late 1960s, with output declining thereafter.  By 1997, output was seriously disrupted by RUF rebel activity, with most of the diamondiferous areas becoming off-limits.

Market Analysis

Over the past twenty-five years, the demand for diamonds has grown annually at double-digit rates.  More than 115 million carats (5 carats =1 gram), worth $60 billion at retail level, were sold in 2002.  While price competition at the lower quality industrial end is severe, gemstone quality diamonds have held their prices and are expected to maintain at no less than the present level as new markets open in China and other Asian countries.

We believe that the demand for diamonds will, at the very least, sustain at no less than present levels.  Many industry experts actually predict the market will expand.  De Beers suggests that the demand for diamonds should rise by 50% from $9.5 billion in 2003 to $14.5 billion over the next decade - a rise of almost $5 billion.  That is equivalent to the combined production of Botswana, Russia and Angola.  A 50% cumulative increase in demand over ten years is possible.  This is in accord with the recent history of increases in demand: 11% per annum 1983-1993; and 6% per annum from 1993 to 2002.  Average diamond prices are expected to rise by some 30% in real terms over the next 5 years.
The predicted future demand for diamonds simply cannot be met from existing mines.  Even though new diamond mines are opening up in Canada and Russia, they cannot keep pace with the diminishing output of the older mines worldwide.  This trend is most noticeable among gemstone quality mines.  In 2003, the demand for diamonds totaled $9.5 billion, while only $8.2 billion in diamonds were produced, leaving a $1.3 billion shortfall in supply.

We have existing strategic relationships with dealers who export the purchased diamonds to New York where they are sorted, polished and cut for eventual sale to retailers.  The dealers purchase the rough gem quality stones and export the rough diamonds, in full compliance with the Kimberley Certification Process, to New York, where the stones are sorted, polished and cut for eventual sale to retailers.  As operations expand, we intend to polish and cut more of our product ourselves in New York, and potentially sell it directly to the consumer.

Charles Huggins, Founder of JYORK, has been legally exporting diamonds and gold through the Kimberley Process, UPS (Red Coat Shipping) and customs brokers such as Malca-Amit in the United States for more than the last twelve years.  Mr. Huggins became a consultant for the Company, on a long term basis, on August 8, 2011, Through these relationships, we will be able to provide product into New York.

The Market for Diamonds

The greatest value in the diamond market is found in “gemstones”: larger, clearer, relatively flawless rocks amenable to cutting.  Fifty percent of the gemstone market is controlled and largely underwritten by the De Beers’ cartel, usually referred to as the “Central Selling Organization”.  Gemstones represent most of the sector’s value, account for approximately $10 billion yearly in sales of rough, or uncut stones.  This translates into $25 billion of cut, but unset stones.  The retail value of these gemstones is about $60 billion annually, with over one-third of the retail sales being made in the USA.

The worth of an individual diamond varies according to its classification, of which there are nearly 500.  Valuation is labor-intensive and highly subjective.  Valuers must gamble on their estimate of the ultimate shape and qualities of the cut and polished jewel.  The average price as of the date of this filing per rough carat (0.2gm) is approximately $65, but varies widely by brightness, gem size, color and shape.  For example, Australian diamonds are generally small and tinted, averaging $15, while Namibian stones are clearer and bigger, averaging $260 per carat.  In extreme cases, large, brilliant gems may retail for nearly $1 million per carat.  Though valuing individual stones is an art form, gemstone diamonds generally are not subject to wide price swings because the market is largely controlled by the Central Selling Organization.

Gold

Gold was discovered in Sierra Leone in several localities in the years from 1926 onwards, in the Sula Mountains and Kangari Hills, and in the Koinadugu, Tonkolili and Bo Districts.  All greenstone belts in Sierra Leone (with the possible exception of the Marampa Group and perhaps the Kambui Hills) are known to contain gold.  Rivers and streams draining these areas also carry gold.  The most important known lode gold deposits occur around the Lake Sonfon area, Kalmaro, Makong, Baomahun and Komahun.  At present, the only gold production in Sierra Leone comes from alluvial deposits.  Notwithstanding the limited gold exports in recent years, Sierra Leone is thought to be well-endowed with gold deposits.

Of all the precious metals, gold is the most popular as an investment.  Investors generally buy gold as a hedge or safe haven against any economic, political, social, or fiat currency crises (including investment market declines, burgeoning national debt, currency failure, inflation, war and social unrest). Since the year 2000, gold has gone from $300 USD per troy ounce to over $1,400 during 2011.  With regards to gold, the Company is very excited with its in-ground assets, as well as its current relationships to sell this product.  The Company intends to export the product directly to a U.S.-based refinery and receive then current market price minus a small refiner’s discount.

Gold Pricing Trends

On average, gold prices increased by 1.4% to US$1,386.27/oz in Q1 2011 from US$1,366.78/oz in Q4 2010, on the London PM fix (the gold price referenced will refer to the London PM fix).  While gold experienced a price consolidation in the early part of the quarter, falling as low as US$1,319.00/oz on 29 January of 2011, it climbed to new record highs throughout March of 2011 and continued to achieve new highs in April 2011.  More importantly, January’s 2011 price fall of 5.6% corresponded to not much over a one standard deviation move for a given month.  The average monthly volatility has been 4.9% over the past ten years.

Gold’s long-term supply and demand dynamics and a number of macro-economic factors ensured gold remained a sought-after asset.  First, the US dollar weakened against major currencies, which in turn supported gold prices given gold’s negative correlation to the dollar.  Second, comments by the Federal Reserve that signaled an extended period of low rates have kept anxieties about rising inflation entrenched in the US.  Third, while inflation rates in countries such as India and China appear to have moderated, they remain uncomfortably high, promoting activity in the gold market as exemplified by higher delivery volumes in the Shanghai Gold Exchange.  Fourth, unrest in Africa and the Middle East and the natural disaster in Japan, have drawn attention to gold’s quality as a vehicle to preserve capital and provide liquidity.  While gold prices did not react as much as oil for example, this was in part due to gold’s ability to absorb economic and geopolitical shocks and remain less volatile. Finally, central bank activity indicates a continuation of the trend of limited supply and potential net purchases.

The gold price continued its upward trend, rising during the first quarter of 2011 by 2.4% to finish the quarter at US$1,439/oz, on the London PM fix.  While gold’s performance seemed more modest relative to average gains of 6.2% per quarter over the past two years, its consistency and robust growth trend has contributed significantly to its ability to provide diversification, risk management and wealth preservation to an investor’s portfolio.

Gold Prices From 2000 to 2011
Source: www.kitco.com

Current Gold Prices

Source: www.kitco.com

Demand

Gold demand in 2010 reached a 10-year high of 3,812.2 tonnes.  Demand was up 9% year-on-year, and marginally above the previous peak of 2008 despite a 40% increase in the annual average price level between 2008 and 2010.

Gold Demand	2009	2010*	YoY(%)
Jewelry	1,760	2,060	17%
Technology	373	420	12%
Investment	1,360	1,333	-2%
Demand	3,493	3,812	9%
OTC and stock flows	541	296	-45%
London PM Fix, $/oz	972	1,225	26%

* Provisional.
Source: GFMS, LBMA, WGC

    In value terms, annual gold demand surged 38% to a record of US$150bn.  The fourth quarter also set a new quarterly record of US$42bn.
Jewelry demand was remarkably robust in the face of record prices in the majority of currencies.  Annual demand for gold jewelry rose 17% from 1760.3 tonnes in 2009 to 2059.6 tonnes.  The rise in annual average prices over the same period was 26%.  In value terms, this resulted in record annual jewelry demand of US$81 bn.

Investment demand, comprising bar and coin demand and demand for ETFs and similar products, remained more or less stable in 2010, down just 2% versus 2009.  However, this annual comparison masks some more interesting movements within the various components of investment. Physical bar investment was particularly strong during the year, recording an annual gain of 56%. Conversely, demand for ETFs and similar products (as measured by GFMS) was unable to sustain the previous year’s remarkable levels and consequently was down 45% on an annual comparison.  At 338.0 tonnes however, this was still the second highest year on record for ETF demand.

In 2010, ‘OTC Investment and stock flows’ (previously referred to as ‘Inferred investment’) almost halved from 2009 levels to 296 tonnes.  This was largely a result of strong 2009 demand in this category.  However, it jumped to 238 tonnes in the fourth quarter, partly reflecting a shift from the ETF market into the OTC market, as investor interest was stimulated by debt problems in Europe and the second round of quantitative easing in the US.

Supply

Gold Supply	2009	2010*	YoY(%)
Total mine supply	2,332	2,543	9%
Official sector sales	30	-87	n/a
Recycled gold	1,672	1,653	-1%

Total supply	4,034	4,108	2%
* Provisional.
Source: GFMS, LBMA, WGC

2010 mine production is estimated to have increased slightly, 3% higher year-on-year, as a number of new projects across a range of countries contributed to higher levels of supply.  Net producer de-hedging imposed a modest restraint on total mine supply, although de-hedging activity was relatively limited compared with 2009 as the global hedge book continued to wind down.

The supply of recycled gold dipped slightly in 2010 year-on-year (-1%), although this comparison was largely influenced by the very strong first quarter of 2009.  2010 recycling activity remained elevated relative to historical averages as higher prices continued to attract profit-taking and consumers in the west became increasingly aware of opportunities and channels by which they might sell their unwanted gold items.  Notably, the supply of gold from the official sector turned negative as central banks became modest net purchases of gold in 2010.

Products and Marketing Channels

Gold produced by the Company’s mining operations is intended to be processed to a saleable form at various precious metals refineries.  Once refined to a saleable product – generally large bars weighing approximately 12.5 kilograms and containing 99.5% gold, or smaller bars weighing 1.0 kilograms or less with a gold content of 99.5% and above –is sold either through the refineries’ channels or directly to bullion banks with the proceeds paid to the Company.

Bullion banks are registered commercial banks that deal in gold.  They participate in the gold market by buying and selling gold and distribute physical gold bullion bought from mining companies and refineries to physical off take markets worldwide.  Bullion banks hold consignment stocks in all major physical markets and finance these consignment stocks from the margins charged by them to physical buyers, over and above the amounts paid by such banks to mining companies for the gold.

Gold Market Characteristics

Gold price movements are largely driven by macro-economic factors such as expectations of inflation, currency fluctuations, interest rate changes or global or regional political events that are anticipated to impact on the world economy.  Gold has played a role historically as a store of value in times of price inflation and economic uncertainty.  This factor, together with the presence of significant gold holdings above ground, tends to dampen the impact of supply/demand fundamentals on the market. Trade in physical gold is, however, still important in determining a price floor, and physical gold, either in the form of bars or high-caratage jewelry, is still a major investment vehicle in the emerging markets of India, China and the Middle East.

Gold is relatively liquid compared to other commodity markets and significant depth exists in futures and forward gold sales on the various exchanges, as well as in the over-the-counter market.

Top Gold Markets in 2010

Consumer Demand in Selected Countries 2010 (tonnes)

Data Source: WGC

Individually, India represents the strongest demand for gold in 2010 where demand gained 66% relative to 2009.  India accounts for more than 40% of global gold jewelry demand and is by far the largest market for gold in jewelry.  It also accounted for more than 236% of identifiable investment demand in the sector in 2010.  Total bullion imports to India, though they may fluctuate significantly according to price movements during the year, have risen steadily over the last decade.

The characteristics of the gold market in the Middle East are similar, although an important difference is the exceptionally high per capita ownership of gold in some of the countries of that region.  In the United Arab Emirates, for example, consumption per capita is some 30 times that in the US or the UK and some 50 times higher than in India.  The Middle Eastern market accounted for over 238 tons of gold demand in 2010 or approximately 113% of the global total.  Turkey, Saudi Arabia, Egypt, and the United Arab Emirates are the largest consumers within this market.

In terms of investment demand growth, China represented the most robust market in 2010.  Compared to 2009 demand of gold for investment in 2010 grew nearly 70% from approximately 106 tonnes to a record level of 180 tonnes.  In China, approximately 69% of gold is sold in the form of high caratage jewelry which is easily traded, similarly to the Indian and Middle Eastern markets.  The balance of gold in China is sold in the form of 18 carat jewelry.  Although introduced to the market only in 2002, sales in this category of jewelry have grown quickly due to its appeal to a rapidly-growing market segment of young, independent urban women.  An important feature of the Chinese market in recent years has been the relatively stable nature of gold demand, particularly in comparison to the Indian and Middle Eastern markets, where volatility typically causes price-sensitive consumers to hold back on jewelry purchases.

The US market accounted for approximately 230 tons of jewelry demand in 2010, just over 8% of the global total.  High prices Gold in the USA is purchased largely as an adornment product and purchase decisions are dictated by fashion rather than the desire to buy gold as an investment.  The intrinsic value of gold as a store of value does still, however, play a role in the purchase decision process.  Consumers in the US purchased aproximately129 tons of gold for jewelry, compared to 105 tons for investment purposes, such as ETF’s, bullion, and coins.

Gold Demand by Sector

Jewelry demand

Gold Demand 2010 (tonnes)

Gold demand excluding central banks.
Source: GFMS, LBMA, WGC

Geographically, just less than 80% of gold jewelry demand now originates in emerging markets, in comparison to 64% a decade ago.  The major markets for gold jewelry are India, China, the Middle East and the United States.  The Middle East market has also seen recent strong growth, and was one of the largest markets for gold jewelry in 2010.  Turkey, Saudi Arabia, Egypt, and United Emirates (UAE) are the largest consumers in this region with an aggregate demand at 238 tons.

In the economies of India and the sub-continent, gold jewelry is purchased as a quasi-investment product.  High-caratage jewelry is sold at a relatively small margin to the spot gold price, which is generally transparent to the consumer, and is therefore easily re-sold to jewelers or bullion traders when cash is required or when the jewelry is out of date and needs to be refashioned.

Investment demand

As well as holdings in ETFs, which have become a well-recognized investment vehicle for gold, primarily in the US and European markets, physical gold investment takes the form of physical bar demand and official coins.

Physical investment demand has grown significantly since 2003, when it stood at just less than 300 tons, to levels of approximately 908 tons in 2010. Over the course of 2010, total demand remained stable in investment categories, decreasing slightly at 2% compared to 2009.

Total Physical bar demand rose from approximately 743 tonnes in 2009 to 995 tonnes in 2010, an increase of 56% but witnessed significant decline particularly in ETFs.

2010 demand for ETFs declined from 1,359 tonnes to 1,331 tonnes, a decrease of 2%.  Holdings in the ETF’s decreased from 617.1 tonnes to 338 tonnes, a decrease of nearly 45% in a single year.  However, investment in bar hoarding and coin demand rose from 743 tonnes to 995 tonne, an increase of nearly 25%.

Industrial and other sectors

The largest industrial use of gold is in electronics, as plating or bonding wire. In line with the growth in the use of personal computers and other electronic instruments globally, the use of gold in this sector has also increased, averaging a growth rate of over 9% in the five-year period from 2002-2007.  However, in 2008 consumption of gold in the electronics industry was approximately 439 tonnes, compared to 2009 where it fell to nearly 373 tonnes, a decline of nearly 15%. Total demand for 2010 rose back to 420 tonnes, an increase of nearly 10%. The overall quantity of gold used in this sector, however, remains small, at only 11% of total demand.

Demand for gold for dentistry purposes continues to decline, however this constitutes only a small portion of total demand, less than 2% of the global total.

Central bank holdings, sales and purchases

Gold held by the official sector, essentially central banks and the IMF, stood at approximately 64,135 tonnes in 2010. Periodically, central banks buy and sell gold as market participants. Most central bank sales take place under the Central Bank Gold Agreements (CBGA) and therefore without any significant impact on the market. The third Central Bank Gold Agreement (CBGA3) currently in effect encompasses the gold sales of the Euro system central banks, specifically Sweden and Switzerland. Similar to the previous agreements, CBGA3 remains in effect for a five-year period, which began on the expiration date of its predecessor (September 27, 2009 to September 26, 2014).

This agreement includes two important features which differ from the two previous agreements. First, the parties reduced the ceiling so that “annual sales will not exceed 400 tonnes and total sales over this period will not exceed 2,000 tonnes,” which is 500 tonnes less than CGBA2.

The second major difference in the CBGA3 is that the agreement took into account the fact that the IMF intended to sell 403 tonnes of gold, and stated that these sales “can be accommodated within the above ceiling”.

Competition

The diamond and gold mining and exporting industry is intensely competitive. We will compete with numerous other mining companies in connection with the acquisition, exploration, financing and development of diamond and gold properties.  Many of the other competing companies are significantly larger than the Company and have far greater resources both monetary and work-force to rely upon. There is competition for the limited number of gold acquisition and exploration opportunities, some of which are with other companies having substantially greater financial resources than we have.  We also will compete with other mining companies for mining engineers, geologists and other skilled personnel in the mining industry and for exploration and development equipment.  There can be no assurance that we will be sufficiently capitalized to compete with such companies in Africa; particularly those that have both greater resources and longer operating histories than the Company’s.

Personnel

As of the date of this 10-K, and as a result of our recent organizational establishment, we have 3 employees.  As mining and exportation activities commence, increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate.  We are using and will continue to use independent consultants and contractors to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

New Consultant

On August 8, 2011, we entered into a Consultant Agreement with Mr. Charles Huggins, wherein he agreed to assist the Company in locating working interest partner, mining concessions, mining operations, and similar financing and business agreements to further the Company’s business in West Africa on a “best efforts” basis.  This agreement provides the Company with Mr. Huggins’ services on a long term basis.  Mr. Huggins has, over the past 20 years been involved in numerous business ventures throughout West Africa, all of which have involved natural resources, including such activities as the purchase of such resources in country and sale of the same on the international market, the acquisition of recovery rights and other like activities.  Mr. Huggins was also the founder of JYORK Industries, Inc. He has also developed strong relationships with West African business leaders and become well acquainted with the governmental processes and regulations that are involved in the various types of dealings.

Mr. Huggins’ services shall include, but not limited to:

▪
Identifying, negotiating and/or obtain contracts, rights and/or other agreements for the mining or acquisition of diamonds, gold and/or other natural resources with rights holders throughout the world, on behalf of the Company.

▪	Obtaining governmental approvals and/or authorizations to use, implement or otherwise exploit any contracts or agreements obtained by Mr. Huggins and entered into by the Company.
▪	Locate, negotiate the purchase of and/or obtain diamonds, gold or other precious minerals on behalf of the Consultant throughout the world.
▪	Facilitate the transportation of such minerals obtained to the United States and further assist in the sale of such minerals obtained and transported.

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

Our financial statements have been prepared assuming that we will continue as a “going concern.”  We are in the development stage and, accordingly, have generated minimal revenues from operations.  Since our inception, we have been engaged substantially in financing activities and developing our business plan and incurring start up costs and expenses.  As a result, we have incurred accumulated net losses from inception.  In addition, our development activities since inception have been financially sustained through equity financing.  These issues raise substantial doubt about our ability to continue as a going concern.  Our auditor’s report reflects the fact that the ability of Oraco to continue as a going concern is dependent upon our ability to raise additional capital from the sale of stock and, ultimately, the achievement of significant operating revenues.

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

Diamond and gold prices, and natural resources in general, are volatile and there can be no assurance that a profitable market for diamonds, gold and gems will exist.

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

The Company is subject to substantial environmental and other regulatory requirements of the various countries in which the Company will conduct business and operations, and such regulations are becoming more stringent.  Non-compliance with such regulations, either through current or future operations or a pre-existing condition could materially adversely affect the Company.

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

Our current management lacks the technical training and experience with exploring for, starting, and operating a mine. Because of that, we may face additional risks and challenges, for which we have no ability to forecast. There can be no assurance that our current management will produce successful operations and we are significantly dependent upon our ability to locate, attract and hire experienced personnel. In the event we are unable to do so, we may be unable to manage the planned operations of the Company.

Our present limited operations have not yet proven profitable.

To date we have not shown a profit in our operations.  We cannot assure that we will achieve or attain profitability in 2012 or at any other time.  If we cannot achieve operating profitability, we may not be able to meet our working capital requirements, which will have a material adverse effect on our business operating results and financial condition.

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

Messrs. Rosen and Butchko and Ms. Thomas, together with Otoro Holdings, LLC, collectively, own 70% of our outstanding voting securities and, accordingly, have effective control of us and may have effective control of us for the near and long term future.  Votes of other stockholders can have little effect when we are managed by our Board of Directors and operated through our officers, all of whom can be elected by these persons.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Office Premises

We do not own any real property. We currently maintain an office for the Company at 189 Brookview Drive, Rochester, NY 14617. We also maintain an office in Sierra Leone for the wholly owned subsidiary JYORK at 28 Spur Loop Suite 6, Wilberforce, Freetown, Sierra Leone . We have no monthly rent, nor do we accrue any expense for monthly rent. An officer of ORI provides us his office in which we conduct business on our behalf.  We do not believe that we will need to obtain additional office space within the next 12 months, until our business plan is more fully implemented.

Mining Properties

Our Mining Locations – Sierra Leone

GBENSE TAILINGS NUMBER 5

On June 16, 2007, JYORK entered into an agreement with Paramount Chief Fengai Kaimachiande III and the Gbense Chiefdom of the Kono District (the “Grantors”).  The offer to enter into the agreement with JYORK, and consummation of the agreement, was based upon the personal relationships that had been established between the representatives of JYORK and Paramount Chief Fengai Kaimachiande III as well as the Gbense Chiefdom local Authorities over many years of interaction.

The agreement incorporates an aggregate total of approximately 18 acres of land located in the Kono District.  It is in the town of New Sefadu, which is near the town of Koidu, approximately 50 kilometers south of the Guinea border.  Access to the claim is mainly by a road that runs from Freetown, which is approximately 215 miles to the west.  Approximately 125 miles of the road is paved, with the remaining 90 miles being made of gravel.  Power is supplied by generator and water is obtained via pump.  There is no significant infrastructure at the site at this time, other than that which already exists for the town of New Sefadu itself.

The term of the agreement was initially for 10 years from the date of the agreement, plus five additional options granted to JYORK to extend the agreement by one year per option.  However, on January 25, 2011, an extension of the agreement was granted, which extension provided that the beginning date from which the ten year term was to be calculated was altered to January 25, 2011.  The agreement creates a cooperative relationship between JYORK and the Grantors, with the owners of the lands retaining full ownership of the properties while JYORK obtained the rights in the land for the term of the agreement.  The rights granted by the agreement incorporate the recovery process of all precious minerals and all natural resources below and above the ground on an exclusive basis for the term of the agreement.

Pursuant to the agreement, JYORK is to provide all the technical expertise, machinery, and plants (including, but not limited to, living quarters for the employees and their daily food requirements) required to undertake the recovery process of all precious minerals and all natural resources below and above the ground, as well as the management of the operation.  Further pursuant to the agreement, the Grantors are responsible for obtaining all licenses and/ or permits necessary to conduct all operations, as well as the employees needed to operate.  An additional provision of the agreement was that the recovery operation was to commence within 12 months of the execution of the agreement.  However, on January 25, 2011, an extension of the agreement was granted, which extension provided that the beginning date from which the 12 month period was to be calculated was altered to January 25, 2011.
As more fully described above, the agreement provides that the net profits derived from the value of the precious minerals and natural resources recovered, as such value is determined by the Sierra Leone Gold and Diamond Office, shall be divided between the parties as follows: 30% to the Grantors and 70% to JYORK.  The Grantors shall be paid their percentage by JYORK upon the conclusion of the evaluation.  JYORK will then take control of the items recovered.

Kono District, Gbense Chiefdom Map

Location of Tailings # 5 Concession

Map of Sierra Leone Highlighting the Kono District
The Gbense Chiefdom, locationof Tailings Number 5

Set out above is a map of the Kono District provided by the Sierra Leone Information System, first published July 23, 2002.  The Gbense Chiefdom, in which Tailings Number 5 is located, is outlined in yellow.  Koidu Town, which is the place of business for the Gbense Chiefdom’s Authorities, is designated by the orange dot. Tailings # 5 is located in New Sefadu, which is adjacent to Koidu Town.  Access from Freetown, which is the capital and where the airport is located, is via 215 miles of road, of which approximately 125 miles is paved and 90 miles is gravel.

Exploration

Between 1961 and 1963, bulk sampling of the No. 5 mining area were conducted by the National Diamond Mining Corporation (NDMC).  The NDMC made three mining cuts along the east/west axis of the site.  The cuts approximated the course of the old Koyie river/stream which enters the mining lease from the south west.

NDMC mined approximately 2,500 cubic meters of gravel.  Records indicate that 1,713 cubic meters of gravel were processed and produced 2,298 carats, indicating a presence of 1.34 carats per cubic meter.  The Company is not relying exclusively on these dated figures for forecasting purposes.  However, the fact that this prior study, dated as it is, found the presence of diamonds in a relatively high concentration in the samples taken is a strong and positive indicator of the existence of diamonds throughout the area. While no mining activities have begun at the Tailings #5 site, surveyors have been selected to establish the precise meets and bounds of the concession.

ZIMMI MINING

On February 7, 2011, JYORK entered into an agreement with The Baysuagung-Gbeya Cooperative Mining Society (the “Cooperative”) represented by Paramount Chief Metzger Bondo Konneh, Section Chief Momoh Sheriff, Town Chief Brima Dakoi, Momoph  Kanneh, Lamin Kanneh and Mamei Gutu Kanneh.  The offer to enter into the agreement with JYORK, and consummation of the agreement, was based upon the personal relationships that had been established between the representatives of JYORK and the representatives of the Cooperative over many years of interaction.

The agreement encompasses approximately 400 acres of land located in Pujehun District, Makpele Chiefdom, near the town of Gbeyama.  It is bounded on the east side by the Mano River and on the north side by the Gbeyama River.  The claim reaches west to the Mattai Township and south to the Beacon Township.  While no mining operations have commenced in the Zimmi concession as of yet, surveyors have been identified for the purposes of establishing the precise meets and bounds of the claim.  Once this is complete, geological/geophysical reports will be obtained.  The Company is presently negotiating with a select few companies to do these reports, and a decision as to who will be retained should be made shortly.

The Zimmi concession is registered under the tax payer file number GDCC/91.  Access to the properties is by 215 miles of road, 180 miles of which (to the township of Bo) is paved road, and the remaining 35 miles to Zimmi is dirt road.  Water is obtained via pumping and from the river, while electricity is provided via generator.  However, no significant infrastructure exists at this time.

The term of the agreement is for 25 years plus five additional options granted to JYORK to extend the agreement by one year per option.  The agreement creates a cooperative relationship between JYORK and the Cooperative, with the owners of the lands retaining full ownership of the properties while JYORK obtained the rights in the land for the term of the agreement.  The rights granted by the agreement incorporate the recovery process of all precious minerals and all natural resources below and above the ground on an exclusive basis for the term of the agreement from lands and area under the control of the Cooperative.

Pursuant to the agreement, JYORK is to provide all the technical expertise, machinery, and plants (including, but not limited to, living quarters for the employees and their daily food requirements) required to undertake the recovery process of all precious minerals and all natural resources below and above the ground, as well as the management of the operation.  Further pursuant to the agreement, the Cooperative is responsible for obtaining all licenses and/ or permits necessary to conduct all operations, as well as the employees needed to operate.  An additional provision of the agreement is that the recovery operation shall commence within 12 months of the execution of the agreement.

As more fully described above, the agreement provides that the net profits derived from the value of the precious minerals and natural resources recovered, as such value is determined by the Sierra Leone Gold and Diamond Office, shall be divided between the parties as follows: 30% to the Cooperative and 70% to JYORK.  The Cooperative shall be paid its percentage by JYORK upon the conclusion of the evaluation.  JYORK will then take control of the items recovered.

Pujehun District, Township of Zimmi

Location where the Baysuagung-Gbeya Cooperative Mining Society’s Zimmi properties are located.

Map of Sierra Leone Highlighting the Pujehun District

NIMINI HILLS MINING

On April 20, 2011, JYORK entered into an agreement with the local Authorities of the Nimikoro Chiefdom represented by Paramount Chief Alah Denton Bona Foamansa III and Ambassador Sahr E. Johnny.  The property is designated by the Director of Mines under the Certificate of Registration as Number 10/2011.

The term of the agreement is for 25 years plus five additional options granted to JYORK to extend the agreement by one year per option.  The agreement creates a cooperative relationship between JYORK and Paramount Chief Alah Denton Bona Foamansa III and Ambassador Sahr E. Johnny, with the owners of the lands retaining full ownership of the properties while JYORK obtained the rights in the land for the term of the agreement.  The rights granted by the agreement incorporate the recovery process of all precious minerals and all natural resources below and above the ground on an exclusive basis for the term of the agreement from lands and area under the control of Paramount Chief Alah Denton Bona Foamansa III and Ambassador Sahr E. Johnny.

Pursuant to the agreement, JYORK is to provide all the technical expertise, machinery, and plants (including, but not limited to, living quarters for the employees and their daily food requirements) required to undertake the recovery process of all precious minerals and all natural resources below and above the ground, as well as the management of the operation.  Further pursuant to the agreement, Paramount Chief Alah Denton Bona Foamansa III and Ambassador Sahr E. Johnny is responsible for obtaining all licenses and/ or permits necessary to conduct all operations, as well as the employees needed to operate.  An additional provision of the agreement is that the recovery operation shall commence within 12 months of the execution of the agreement.

As more fully described above, the agreement provides that the net profits derived from the value of the precious minerals and natural resources recovered, as such value is determined by the Sierra Leone Gold and Diamond Office, shall be divided between the parties as follows: 30% to Paramount Chief Alah Denton Bona Foamansa III and Ambassador Sahr E. Johnny and 70% to JYORK.  Paramount Chief Alah Denton Bona Foamansa III and Ambassador Sahr E. Johnny shall be paid its percentage by JYORK upon the conclusion of the evaluation.  JYORK will then take control of the items recovered.

Kono District, Nimikoro Chiefdom Map

Location of the Nimini Hills concession.

Map of Sierra Leone Highlighting the Kono District
The Nimikoro Chiefdom, locationof Nimini Hills KONO DISTRICT OF SIERRA LEONE

Location and Access

The road to the sites are paved for a portion and then the rest is typically gravel or dirt roads, so 4 x 4 vehicles are recommended. The source of water can come from nearby streams and rivers.  The source of power will come from generators and/or eco-friendly ways of generating power

No mining operations have begun as of yet at the Zimmi concession.  However, surveyors have been selected to establish the precise meets and bounds of the concession.  Once this has been completed, a geological/geophysical company will be retained to do the feasibility report so that the next stages of work can be done. Once the feasibility report has been completed, we will be able to provide a detailed plan of all future costs. The Company is presently negotiating with a select few companies to do these reports, and a decision as to who will be retained should be made shortly.  Once reports are completed for all sites, equipment lists will be finalized for the equipment purchase and staff requirements.  Equipment coming from the United States will take approximately six weeks to arrive once sent.  It is our intention and goal to have equipment starting to arrive and becoming operational no later than the last quarter of 2012.  However, this estimate is subject to change based upon unknown factors such as the ability to timely raise the necessary capital, the actual amount of time it will take to complete all surveys and reports and other like variables.

BOROMA MINING

In March of 2008, JYORK entered into an agreement with Mr. Paul Dunbar, a land owner and acting representative of additional land owners, concerning mining rights to a ten acre site that is in the Boroma Gbense Chiefdom.  The offer to enter into the agreement with JYORK, and consummation of the agreement, was based upon the personal relationships that had been established between the representatives of JYORK and Mr. Dunbar and the landowners.  The Boroma site is located northwest of the city of Koidu in the Kono District. Specifically, the site was located at the Boroma Village Moindekor Section Gbense Chiefdom Kono District.  The mining was to be conducted under the mining license number 2008/2272/AS/ML.  This license was for artisanal and small scale mining.

This agreement committed JYORK to funding the mining activities, but provided JYORK with 50% of the profits derived from the sale of all diamonds recovered from the site.  The agreement also gave JYORK the first right of refusal to purchase for itself any of the recovered diamonds.

JYORK did not conduct any significant mining at the Boroma Mining Area for a somewhat substantial amount of time, so, prior to May 16, 2011, JYORK had considered the rights to have been abandoned.  However, in mid-2011, an agent of JYORK discovered that some mining activities were being conducted at the Boroma Mining Area.  On his own initiative, JYORK’s agent, by way of court action, obtained a ruling that enjoined any party except JYORK from mining at the site and directed Mr. Dunbar and his partners to pay any damages to JYORK for any activity that had been conducted at the site.  JYORK now has complete control of the Boroma Mining Area, and divides the profits obtained from the sale of any recovered diamonds or other minerals evenly with the Gbense Chiefdom.

The Boroma Mining Area is located in the same district and chiefdom of Tailings Number 5, discussed above.  It is located just outside of the city of Koidu.  An enlargement of the area is set out below:

Map of Sierra Leone Highlighting the Kono District
The Gbense Chiefdom, location of Boroma [

The city of Koidu is marked in orange.  The Boroma Mining Area lies a few kilometers to the northwest of the city.  Access is from Freetown, which is the capital and where the airport is located, is via 215 miles of road, of which approximately 125 miles is paved and 90 miles is gravel.

There has been some excavation that has been performed at the site, but the gravel that has been removed has yet to be washed.  This presents the Company to begin artisanal washing of this gravel shortly.  It is believed that there is a relatively strong potential for recovery of high quality large stones and gold mineralization based upon the previous nominal activities on the site.
Exploration and Mining Requirements in Sierra Leone

There are no bonding requirements that must be met in order to conduct either exploration or mining in Sierra Leone.  All permits and licenses that must be obtained pursuant to the Mines and Minerals Act 2009 are submitted and processed through the Mining Cadastre Office in Freetown, except for licenses to conduct artisanal mining, which are submitted and processed in the regional offices in Koidu, Makeni, Kenema and Bo.

There are several steps to securing the rights to mine.  First, a surface lease must be entered into with the landowner.  Next a grant of mineral rights must be obtained from the government. The types of licenses that are issued by the government are: reconnaissance licenses, which cannot be for a period of more than one year; exploratory licenses, which cannot be for a period of more than four years; artisanal licenses, which shall not be for more than one year, but can be renewed for three additional periods of one year; small-scale mining licenses, which are good for three years and can be renewed an indeterminate number of times for three years each; and large scale mining licenses, which shall not exceed either 25 years or the estimated life of the ore body that is proposed to be mined, whichever is shorter.  All applications for any license except an artisanal license must be determined within 60 days of filing.  An application for an artisanal license must be determined within 14 days of filing. Licenses to undertake artisanal and small scale mining have been obtained for Zimmi, and the license to undertake small scale mining has been obtained for Nimini Hills.

Environmental Regulation

The regulations that impact upon mining activities are The Environmental Protection Agency Act of 2008 and The Mines and Minerals Act of 2009.  In accordance with The Environmental Protection Agency Act of 2008, mining activities may not be undertaken unless a valid license to mine has been issued.  In accordance with, The Environmental Protection Agency Act of 2008, a license to undertake mining may not be issued an environmental impact assessment has been completed.  The Minister may waive this requirement if, after taking into consideration the need to conserve the natural resource and the land from which it is extracted, it is felt that no such study is needed.  The Mines and Minerals Act of 2009 states that no mining (excluding artisanal mining), may be conducted until a mining license is issued.  The issuance will not occur until the project has been approved by The Environmental Protection Agency.

Our diamond and gold projects are subject to various federal, state and local laws and regulations governing protection of the environment.  These laws are continually changing and, in general, are becoming more restrictive.  Our policy is to conduct business in a way that safeguards public health and the environment.  We believe that our operations are in material compliance with applicable laws and regulations.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs.  Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of our planned projects.  We estimate that we will not incur material capital expenditures for environmental control facilities during the current fiscal year.
All small-scale and large-scale mining license holders must either acquire an environmental impact assessment licenses or have this requirement waived.  If an Environmental Impact Assessment is required, it must include the following information:

▪ Detailed description of the environment supported by relevant measurements;
▪	Detailed description of the project including all phases of development, operations, reclamation and closure, and including:

☐	Detailed resource requirements and emissions;
☐	Identification of the likely major environmental impacts;
☐	Review of residual and immitigable environmental impacts;
☐	Broad and detailed objectives regarding each environmental impact and means for achieving them;
☐	Predicted effect of each environmental mitigation activity;
☐	Budget and timetables for implementation;
☐	Identification of likely major social impacts and mitigation measures for each;
☐	Methodologies to be used for monitoring potential negative impacts and the source of funding for monitoring; and
☐	An environmental management program.
All small-scale and large-scale license holders must provide financial assurance for the performance against any obligations originating from an environmental impact assessment and management plan.
Artisanal mining license holders are expected to submit a simple environmental management plan detailing expected impacts and plans for mitigation and management of impacts.

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

Market Information

Our common stock is quoted on the OTC Markets QB (OTCQB), under the symbol “ORAC.” We have been eligible to participate in the OTC Bulletin Board since August 25, 2011.

The following table sets forth the quarterly high and low bid prices for our common stock during our last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

2011
BID PRICES
		High	Low
1st Quarter	$	n/a	n/a
2nd Quarter	$	n/a	n/a
3rd Quarter	$	n/a	n/a
4th Quarter		$-	-

Holders of Common Stock

As of April 11, 2012, we had approximately 112 stockholders of record of the 23,725,360 shares outstanding.

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

Recent Sales of Unregistered Securities

During October 2011, we sold 2,000 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) to 2 accredited investors for a total purchase price of $2,000 all of which was paid in cash.

During November 2011, we sold 20,000 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) to 1 accredited investor for a total purchase price of $20,000 all of which was paid in cash.

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

Subsequent Sales of Unregistered Securities

During the three months ended March 31, 2012, we sold 95,000 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) to 5 accredited investors for a total purchase price of $95,000 all of which was paid in cash.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2011.

ITEM 6.                      SELECTED FINANCIAL DATA

This item is not applicable, as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Business Development

Oraco Resources, Inc. ("Oraco") was incorporated on April 6, 2010 in the State of Nevada originally under the name Sterilite Solutions Corp.  On February 23, 2011, the Company changed its name from Sterilite Solutions Corp. to Oraco Resources, Inc.

On May 16, 2011, Oraco completed the acquisition of all the issued and outstanding shares of Oraco Resources, a Canadian corporation, ("ORI") and JYORK Industries, Inc. Ltd ("JYORK") (collectively, the "Acquired Businesses") pursuant to a Share Purchase Agreement (the "SPA").  Under the SPA, Oraco issued 15,001,500 shares of the its common stock to various individuals and entities in exchange for a 100% interest in ORI and 3,000,000 shares of Oraco's common stock to an individual for a 100% interest in JYORK.  Additionally under the SPA, the former officers and directors of Oraco agreed to cancel 10,000,000 shares of its common stock.  For accounting purposes, the acquisition of the Acquired Businesses by Oraco has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private companies, ORI and JYORK, in substance acquired a non-operational public company (Oraco) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, ORI and JYORK are considered the acquirer for accounting purposes and thus, the historical financials are primarily that of ORI.  As a result of this transaction, Oraco changed its business direction and is now a mineral and natural resource exploration business.  ORI was incorporated on August 4, 2010 (Date of Inception) and accordingly, the accompanying financial statements are from the Date of Inception of ORI through ending reporting periods reflected.

Effective May 16, 2011, Oraco completed the acquisition of contractual rights for the disposition and exportation of diamonds and gold, and any other minerals recovered both in Zimmi Town, Pujehun District of Sierra Leone as well as the Gbense Tailings No. 5 reserve located in Koidu Town, Kono District – Sierra Leone, through the acquisition of 100% of the ownership of what are now the wholly owned subsidiaries, JYORK and ORI.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has generated minimal revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $524,461 for the period from inception (August 4, 2010) to December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

RESULTS OF OPERATIONS

Revenues. During the year ended December 31, 2011, we generated $50,000 in revenue and during the year ended December 31, 2010, we did not generate any revenue. The increase in revenue for the year ended December 31, 2011 was attributable to our change of business operations as a result of our acquisition of JYORK and ORI in May 2011.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2011 was $38,990, an increase of 100%, from the year ended December 31, 2010. The increase in our cost of goods sold for the year ended December 31, 2011 was attributable to our change of business operations as a result of our acquisition of JYORK and ORI in May 2011.

Gross Profit. For the years ended December 31, 2011 and 2010, gross profit margins were 22% and 0%, respectively.

Depreciation and Amortization. Depreciation and amortization totaled $523 during the year ended December 31, 2011 and $0 during the year ended December 31, 2010.

Executive Compensation. Executive compensation totaled $57,253 during the year ended December 31, 2011 and $0 during the year ended December 31, 2010.

General and Administrative. General and administrative totaled $3,899 during the year ended December 31, 2011 and $0 during the year ended December 31, 2010.

Professional Fees. Professional fees totaled $427,425 during the year ended December 31, 2011 and $2,135 during the year ended December 31, 2010.  Professional fees consisted mainly of legal fees, accounting fees, EDGAR filing fees, consulting fees and transfer agent fees.

Professional Fees – Related Party. Professional fees – related party totaled $43,777 during the year ended December 31, 2011 and $0 during the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had $10,888 in cash, $59,256 in restricted cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Annual Report. To date, we have financed our operations primarily through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year Ended December 31,
	2011	20010
Net cash used in operating activities	$(289,631)	$(3,635)
Net cash used in investing activities	$(5,697)	-
Net cash provided by financing activities	$306,216	$3,635
Net increase in Cash	$10,888	-
Cash, beginning of year	-	-
Cash, end of year	$10,888	-

Operating activities

Net cash used in operating activities was $289,631 for the year ended December 31, 2011, as compared to $3,635 used in operating activities for the same period in 2010. The increase in net cash used in operating activities consisted primarily of professional fees.

Investing activities

Net cash used in investing activities was $5,697 for the year ended December 31, 2011, as compared to $0 used in investing activities for the same period in 2010. The increase in net cash used in investing activities consisted of payments due from related party and purchase of trademark.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2011 was $306,216, as compared to $3,635 for the same period of 2010. The increase in net cash provided by financing activities was mainly attributable to proceeds from sale of common stock.

As of December 31, 2011, we continue to use traditional and/or debt financing as well as through the issuance of stock to provide the capital we need to run our business.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-18 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors.

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position	Term Commencing
Bradley Rosen	52	Chief Executive Officer, President & Director	May 16, 2011
Chris Butchko	42	Executive Vice President, Chief Operating Officer & Director	May 16, 2011
Anne Thomas	66	Secretary, Treasurer, Comptroller & Director	May 16, 2011

Bradley Rosen, Chief Executive Officer, President and a Director:

Mr. Rosen has been a practicing attorney for over 20 years.  He received a B.A. from Case Western Reserve University, Cleveland, Ohio, in June of 1985 and his J.D. from Benjamin N. Cardozo School of Law in New York in 1988.  Mr. Rosen specializes in intellectual properties, general litigation and general corporate matters.  He has published several articles for West Publications concerning litigation of intellectual properties.  Mr. Rosen also represented clients in several international financing transactions, international contract negotiations and enforcements.  He also has represented clients in such areas as corporate management, mergers and public offerings.

Chris Butchko, Executive Vice President, Chief Operating Officer and a Director:

Mr. Butchko has been in the marketing industry for over 20 years.  He was the National Marketing Director and the Regional Vice President for two major resort marketing companies that grossed over 100 million dollars per year.  He was also the President of a public company that was involved with finance, energy, distribution and entertainment.  Mr. Butchko specializes in creating acquisitions with select synergistic companies to rapidly expand and integrate their business.  Mr. Butchko has been involved with Africa for more than seven years and has been engaged in feeding programs and other humanitarian efforts there. Chris is married with three beautiful children and resides in Southern California.

Anne L. Thomas, Secretary, Treasurer, Comptroller and a Director:

Ms. Thomas studied Business Administration at the New School in New York City, which garnered her a position at one of the largest record and publishing companies in the United States for the past 25 plus years.  Ms. Thomas directed and oversaw day to day operations and interacted with major companies such as Capitol EMI, Sony Entertainment, RCA and Universal/Fontana.  This included staffing the offices in both New York and Los Angeles in which the employees reported to her directly and maintaining the financial records for these projects.  For the past 20 years Ms. Anne has worked with numerous international countries such as Botswana, Liberia, Guinea, Sierra Leone and Equatorial Guinea.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were current in their filings.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
3.	Compliance with applicable governmental laws, rules and regulations;
4.	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
5.	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Corporate Governance

We currently do not have standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. Until formal committees are established, our entire board of directors, perform the same functions as an audit, nominating and compensation committee.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

▪	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

▪
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

▪
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

▪
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

▪
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

▪
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.                      EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company , the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the last two fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Brad Rosen, (1)	2011	17,441	-0-	-0-	-0-	-0-	-0-	-0-	17,441
Chief Executive Officer , President, and Director

Chris Butchko, (2)	2011	16,457	-0-	-0-	-0-	-0-	-0-	-0-	16,457
Executive Vice President, Chief Operating Officer and Director

Anne L. Thomas,(3)	2011	18,300	-0-	-0-	-0-	-0-	-0-	-0-	18,300
Secretary, Treasurer, Comptroller, & Director

Steven Subick,(4)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former President, Treasurer & Director	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Jodi Redmond,(5)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former Secretary
(1)	Mr. Rosen was appointed Chief Executive Officer, President, and a Director of the Company on May 16, 2011.
(2)	Mr. Butchko was appointed Executive Vice President, Chief Operating Officer and Director of the Company on May 16, 2011.
(3)	Ms. Thomas was appointed Secretary, Comptroller and a Director on May 16, 2011 and Treasurer on August 12, 2011.

Employment Agreements

There are no employment agreements with any of the Company’s current executive officers.

Option Grants in Last Fiscal Year

During the years ended December 31, 2011 and 2010, we did not grant any options to our officers and directors.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 11, 2012 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership before the offering for the following table is based on 23,725,360 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after pursuant to options, warrants, conversion privileges or other rights. The percentage of ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Certain Beneficial Owners and Management
Title of Class	Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Common	Bradley Rosen	2,000,000	8.46%
Common	Chris Butchko	1,800,000	7.6%
Common	Anne Thomas	1,500,000(3)	6.3%

All Beneficial Owners as a Group		5,000,000	21.1%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  Each Parties’ address is care of the Company at 189 Brookview Drive, Rochester, NY 14617.

(2)	Rounded to the nearest whole percentage.

(3)	Of the 1,500,000 shares of common stock, 200,000 are held by Ms. Thomas’ husband.

Security Ownership of Certain Beneficial Owners
Title of Class	Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Common	Otoro Holidngs, LLC (3) 676A 9th Avenue, Suite 186 New York, NY 10036	11,500,000	48.5%

All Beneficial Owners as a Group		11,500,000	48.5%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(3)	Charles Huggins, President of Otoro Holdings, LLC, controls the disposition of the shares held by Otoro Holdings, LLC. Mr. Huggins recently became a consultant of the Company on August 8, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

During the year ended December 31, 2011, the Company paid $2,500 to an officer and director of the Company for legal fees.

During the year ended December 31, 2011, the Company paid $43,777 to a shareholder of the Company for consulting fees and $8,300 in cost of goods sold.

Until August 2011, Company funds were being held on behalf of the Company in an attorney trust IOLA account.  In August of 2011, almost all of the funds were transferred from the attorney trust IOLA account to a bank account in the name of the Company. As of September 30, 2011, the Company had $100 in the attorney trust IOLA account.  Since the attorney is also an officer and director of the Company, the Company recorded the balance as due from related party.   The remaining $100 was transferred from the attorney IOLA trust account to the Company’s bank account on November 21, 2011.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception in March 2008.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTCQB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by De Joya Griffith & Company, LLC for the audit of our annual financial statements for the years ended December 31, 2011 and December 31, 2010:

	Fiscal Year Ended December 30, 2011	Fiscal Year Ended December 30, 2010

Audit Fees(1)	$12,500	$6,500
Audit-Related Fees	$-	-
Tax Fees	$-	-
All Other Fees	$-	-
Total	$12,500	$6,500

Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements

(2) AUDIT-RELATED FEES

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

Not applicable.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Financial Statements" at page 53 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Oraco Resources, Inc.		S-1		3(i)(a)	6/17/10
3(i)(b)	Certificate of Amendment – Name Change – Dated February 23, 2011		8-K			2/24/11
3(i)(c)	Certificate of Change – Dated February 23, 2011		8-K			2/24
3(ii)(a)	Bylaws of Oraco Resources, Inc.		S-1		3(ii)(a)	6/17/10
10.1	Subscription Agreement		S-1		10.1	6/17/10
10.2	Share Exchange Agreement and Plan of Reorganization with Oraco Resources, Inc., a Canadian corporation – Dated March 24, 2011		8-K			3/28/11
10.3	Share Exchange Agreement and Plan of Reorganization with Jyork Industries, Inc., Ltd., a Sierra Leone corporation – Dated March 24, 2011		8-K			3/28/11
10.4	Addendum No. 1 to Share Exchange Agreement and Plan of Reorganization with Oraco Resources, Inc., a Canadian corporation – Dated April 28, 2011		8-K			5/2/11
10.5	Addendum No. 1 to Share Exchange Agreement and Plan of Reorganization with Jyork Industries, Inc., Ltd., a Sierra Leone corporation – Dated April 28, 2011		8-K			5/2/11
10.6	Consultant Agreement of Charles Huggins – Dated August 8, 2011		10-Q			11/23/11
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.3	Memorandum of Understanding – Zimmi Mining Area	8-K			EX .99.3	11/24/12
99.4	Memorandum of Understanding – Nimini Hills	8-K			EX. 99.4	11/24/12
99.5	Memorandum of Understanding – Gbense Tailings Number 5	8-K			EX. 99.5	11/24/12
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
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
       Bradley Rosen, President

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/Bradley Rosen	Chief Executive Officer, President, and Director (Principal Executive Officer and Principal Financial Officer)	April 16, 2012
Bradley Rosen

/S/ Chris Butchko	Executive Vice President, Chief Operating Officer and Director	April 16, 2012
Chris Butchko

/S/ Anne L. Thomas	Secretary, Treasurer, Comptroller, and Director	April 16, 2012
Anne L. Thomas

ORACO RESOURCES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2011

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oraco Resources, Inc.

We have audited the accompanying balance sheets of Oraco Resources, Inc. (An Exploration Stage Company) (the “Company”) as of December 31, 2011 and 2010 the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2011 and 2010 and for the period from inception (February 4, 2010) through December 31, 2011. Oraco Resources, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oraco Resources, Inc. (An Exploration Stage Company) as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010 and for the period from inception (February 4, 2010) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 14, 2012
Member Firm with
Russell Bedford International
2580 Anthem Village Dr., Henderson, NV 89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash	$10,888	$-
Cash- restricted	59,256	-
Prepaid expenses	-	1,500
Total current assets	70,144	1,500

Other assets:
Trademark, net	5,252	-
Total other assets	5,252	-

Total assets	$75,396	$1,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$25,910	$-
Accrued payroll taxes	5,055	-
Line of credit - related party	6,799	635
Customer deposit	59,256	-
Total current liabilities	97,020	635

Total liabilities	97,020	635

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 23,645,360 and 15,001,500 shares issued and outstanding
as of December 31, 2011 and December 31, 2010, respectively	23,646	15,002
Additional paid-in capital	299,762	-
Common stock payable	204,971	-
Deficit accumulated during exploration stage	(550,003)	(14,137)
Total stockholders' equity(deficit)	(21,624)	865

Total liabilities and stockholders' equity (deficit)	$75,396	$1,500

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	For the	Inception	Inception
	year	(August 4, 2010)	(August 4, 2010)
	ended	to	to
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenue
Gold and diamond sales	$30,000	$-	$30,000
Commission income	20,000	-	20,000
Total revenue	50,000	-	50,000

Cost of goods sold
Cost of goods sold	30,690	-	30,690
Cost of goods sold - related party	8,300	-	8,300
Total cost of goods sold	38,990	-	38,990

Gross income	11,010	-	11,010

Operating expenses:
Depreciation and amortization	523	-	523
Executive compensation	57,253	-	57,253
General and administrative	3,900	-	3,900
Professional fees	427,425	2,135	429,560
Professional fees - related party	43,777	-	43,777
Total operating expenses	530,203	2,135	532,338

Other income (expense):
Interest income	6	-	6
Foreign currency transaction loss	(465)	-	(465)
Total other expense	(459)	-	(459)

Net loss	$(522,326)	$(2,135)	$(524,462)

Weighted average number of common shares	20,363,841	403,440
outstanding - basic

Net loss per share - basic	$(0.03)	$-

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(A EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DECICIT)
(AUDITED)

							Deficit
							Accumulated
					Additional		During	Total
	Preferred Shares		Common Shares		Paid-In	Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Deficit

Balance, August 4, 2010	-	$ -	-	$ -	$ -	$ -	$ -	$ -

October 19, 2010
Issuance of common stock for cash	-	-	15,001,500	15,002	-	-	(12,002)	3,000

Net loss	-	-	-	-	-	-	(2,135)	(2,135)

Balance, December 31, 2010	-	$ -	15,001,500	$15,002	$ -	$ -	$ (14,137)	$ 865

May 15, 2011
Recapitalization for merger with Oraco Resources, Inc. (Canada)	-	-	5,344,000	5,344	-	50,700	(10,540)	45,504

May 16, 2011
Merger with Jyork Industries	-	-	3,000,000	3,000	-	-	(3,000)	-

June 23, 2011
Issuance of common stock for cash	-	-	50,030	50	49,950	-	-	50,000

July 8, 2011
Donated capital	-	-	-	-	200	-	-	200

July 29, 2011
Shares issued for consulting services	-	-	-	-	-	26,563	-	26,563

August 9, 2011
Issuance of common stock for cash	-	-	50,000	50	49,950	(50,000)	-	-

August 16, 2011
Issuance of common stock for cash	-	-	150,030	150	149,880	-	-	150,030

September 2, 2011
Donated capital	-	-	-	-	10	-	-	10

September 28, 2011
Issuance of common stock for cash	-	-	27,800	28	27,772	-	-	27,800

September 30, 2011
Shares issued for consulting services	-	-	-	-	-	20,833	-	20,833

October 5, 2011
Issuance of common stock for cash	-	-	2,000	2	1,998	-	-	2,000

November 1, 2011
Donated capital	-	-	-	-	10	-	-	10

November 9, 2011
Issuance of common stock for cash	-	-	20,000	20	19,980	-	-	20,000

December 14, 2011
Donated capital	-	-	-	-	12	-	-	12

December 31, 2011
Shares to be issued for consulting services	-	-	-	-	-	156,875	-	156,875

Net loss	-	-	-	-	-	-	(522,326)	(522,325)

Balance, December 31, 2011	-	$ -	23,645,360	$23,646	$ 299,762	$ 204,971	$ (550,003)	$ (21,624)

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (AUDITED)

	For the	Inception	Inception
	year	(August 4, 2010)	(August 4, 2010)
	ended	to	to
	December 31,	December 31,	December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (522,326)	$ (2,135)	$ (524,462)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for consulting services	204,271	-	204,271
Depreciation and amortization	523	-	523
Changes in operating assets and liabilities:
Increase in restricted cash	(59,256)	-	(59,256)
Decrease in prepaid expenses	1,500	(1,500)	-
Increase in due from related party	-	-	-
Increase in accounts payable	21,346	-	21,347
Increase in accrued payroll taxes	5,055	-	5,055
Increase in customer deposits	59,256	-	59,256

Net cash used in operating activities	(289,631)	(3,635)	(293,266)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon merger	78	-	78
Purchase of trademark	(5,775)	-	(5,775)

Net cash used in investing activities	(5,697)	-	(5,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	6,164	635	6,799
Repayments for line of credit - related party	-	-	-
Proceeds from sale of common stock, net of offering costs	272,030	-	275,030
Proceeds from common stock payable	27,800	3,000	27,800
Donated capital	222	-	222

Net cash provided by financing activities	306,216	3,635	309,851

NET CHANGE IN CASH	10,888	-	10,888

CASH AT BEGINNING OF YEAR	-	-	-

CASH AT END OF YEAR	$ 10,888	$ -	$ 10,888

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

NON-CASH SUPPLEMENT:
Acquisition of Oraco Resources and JYORK Industries;
Assets acquired	$ 50,000	$ -	$ 50,000
Liabilities assumed	$ (4,564)	$ -	$ (4,564)
Common stock payable assumed	$ (50,700)	$ -	$ (50,700)
Total acquired, excluding cash	$ (5,264)	$ -	$ (5,264)
Common stock for reverse merger	$ 8,344	$ -	$ 8,344
Shares issued for consulting services	$ 183,438	$ -	$ 183,438

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Oraco Resources, Inc. ("Oraco Nevada") was incorporated on April 6, 2010 in the State of Nevada originally under the name Sterilite Solutions Corp.  On February 23, 2011, the Company changed its name from Sterilite Solutions Corp. to Oraco Resources, Inc.

On May 16, 2011, Oraco Nevada completed the acquisition of all the issued and outstanding shares of Oraco Resources, a Canadian corporation, ("Oraco Canada)" and JYORK Industries, Inc. Ltd ("JYORK") (collectively, the "Acquired Businesses") pursuant to a Share Purchase Agreement (the "SPA").  Under the SPA, Oraco Nevada issued 15,001,500 shares of the its common stock to various individuals and entities in exchange for a 100% interest in Oraco Canada and 3,000,000 shares of Oraco Nevada's common stock to an individual for a 100% interest in JYORK.  Additionally under the SPA, the former officers and directors of Oraco Nevada agreed to cancel 10,000,000 shares of its common stock.  For accounting purposes, the acquisition of the Acquired Businesses by Oraco Nevada has been accounted for as a recapitalization, similar to a reverse acquisition except no goodwill is recorded, whereby the private companies, Oraco Canada and JYORK, in substance acquired a non-operational public company (Oraco Nevada) with nominal assets and liabilities for the purpose of becoming a public company.   Accordingly, Oraco Canada and JYORK are considered the acquirer for accounting purposes and thus, the historical financials are primarily that of Oraco Canada.  As a result of this transaction, Oraco Nevada changed its business direction and is now a mineral and natural resource exploration business.  Oraco Canada was incorporated on August 4, 2010 (Date of Inception) and accordingly, the accompanying financial statements are from the Date of Inception of Oraco Canada through ending reporting periods reflected.

The Company has not commenced any significant operations and, in accordance with ASC Topic 915-10, the Company is considered an exploration stage company.

Principles of consolidation
For the year ended December 31, 2010, the consolidated financial statements include the accounts of Oraco Canada.  For the year ended December 31, 2011, the consolidated financial statements include the accounts of Oraco Nevada, Oraco Canada and JYORK.   All significant intercompany balances and transactions have been eliminated.   Oraco Nevada, Oraco Canada and JYORK will be collectively referred herein to as the “Company”.

Nature of operations
The Company is in the mineral and natural resource exploration and trading business, and has not yet commenced operations to locate commercially exploitable mineral and natural resources. The Company has been in the exploration stage since its formation and has not realized any revenues from its planned operations.

Year end
The Company’s yearend is December 31.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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

Income taxes (continued)
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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2011 and 2010, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2011 and 2010, no income tax expense has been incurred.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Restricted cash
Restricted cash consists of customer deposits to facilitate purchases of products on their behalf. At December 31, 2010, we had approximately $59,256 in short-term restricted cash.

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2011, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing and acquiring various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 years and will be reviewed annually for impairment.  Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company commenced amortization during the three month period ended March 31, 2011.

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

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

The Company recorded revenue when it was realizable and earned upon shipment of the gold and diamond to the customers.  The Company also recorded commission income when it was realizable and earned based on the specific terms of the agreement with the customer.

Major customers
During the year ended December 31, 2011, the Company generated its revenue from two customers.

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the year ended December 31, 2011 and for the period from Inception (August 4, 2010) to December 31, 2010.

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

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through April 2012 and believes that none of them will have a material effect on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated minimal revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (August 4, 2010) through the period ended December 31, 2011 of ($524,462). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – TRADEMARK

Trademarks consisted of the following as of:

	December 31,	December 31,
	2011	2010
Trademarks	$5,775	$-
Accumulated amortization	(523)	-
	$5,252	$-

During the year ended December 31, 2011, the Company recorded amortization expense of $523.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

	December 31, 2011	December 31, 2010
Revolving credit line due to shareholder of the Company, unsecured, 0% interest, due upon demand	$6,799	$635

	$6,799	$635

On January 1, 2011, the Company executed a line of credit in the amount of $10,000 with Summit Capital USA, Inc.  The line of credit carries an annual interest rate of 0% and is due upon demand.  As of December 31, 2011, an amount of $6,799 had been used for general corporate purposes with a remaining balance of $3,201 available.  During March 2012, the Company repaid $4,799.  During April 2012, the Company repaid a total of $2,000 and the remaining balance as of the date of this filing is $0.

During the year ended December 31, 2011, interest expense was $0.

NOTE 5 – CUSTOMER DEPOSIT

During the year ended December 31, 2011, the Company received $200,000 from a customer and utilized $120,744 to facilitate the purchase and sale of products and the Company earned commission income of $20,000.  As of December 31, 2011, the Company had a balance of $59,256 in customer deposit of which the corresponding unspent funds in the same amount has been accounted for as restricted cash.

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

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

On June 23, 2011, the Company sold 100,030 units consisting of 100,030 shares of its common stock and 100,030 warrants at a price of $1 per share for cash of $100,000 and common stock subscriptions receivable of $30.  On August 9, 2011, the shares and warrants were issued.

On July 8, 2011, the Company received donated capital of $200 from an officer, director and shareholder of the Company.

On July 18, 2011, the Company executed a one year consulting agreement with an entity in exchange for 127,500 shares of common stock and 127,500 warrants (the “units”).  The units are non-forfeitable and fully vested.  During the year ended December 31, 2011, the Company owed 127,500 units valued at $127,500.  The units were valued using the fair value of similar units sold for cash on the agreement date.  As of December 31, 2011, the shares were unissued and a total of $58,438 was recorded to common stock payable.

On August 16, 2011, the Company sold 150,030 units consisting of 150,030 shares of its common stock and 150,030 warrants at a price of $1 per unit for cash of $150,030 to two investors.

On September 2, 2011, the Company received donated capital of $10 from a former officer, director and shareholder of the Company.

On September 14, 2011, the Company executed a two year consulting agreement with an entity in exchange for a total of 1,000,000 shares of common stock.  The shares are earned equally over the two year period subject to the Company’s unfettered right to cancel the agreement at any time without issuing the consultant any further stock.  During the year ended December 31, 2011, the Company owed 145,833 shares of restricted common stock valued at $145,833.  The shares were valued according to the fair value of the common stock based on the agreement date.  As of December 31, 2011, the shares were unissued and a total of $145,833 was recorded to common stock payable.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (continued)
During September 2011, the Company sold 27,800 units consisting of 27,800 shares of its common stock and 27,800 warrants at a price of $1 per unit for cash of $27,800 to three investors.

During October 2011, the Company sold 2,000 units consisting of 2,000 shares of its common stock and 2,000 warrants at a price of $1 per unit for cash of $2,000 to two investors.

On November 1, 2011, the Company received donated capital of $10 from a former officer, director and shareholder of the Company.

During November 2011, the Company sold 20,000 units consisting of 20,000 shares of its common stock and 20,000 warrants at a price of $1 per unit for cash of $20,000 to an investor.

On December 14, 2011, the Company received donated capital of $12 from a former officer, director and shareholder of the Company.

During the year ended December 31, 2011, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

On June 23, 2011, the Company issued a total of 100,030 warrants to two investors related to the sale of units.  A unit consisted of one share of common stock and one warrant.  See Note 6.

During the three months ended September 30, 2011, the Company issued a total of 177,830 warrants to five investors related to the sale of units.  A unit consisted of one share of common stock and one warrant.  Additionally, the Company issued 26,563 warrants related to a consulting agreement.  See Note 6.

During the three months ended December 31, 2011, the Company issued a total of 20,200 warrants to three investors related to the sale of units.  A unit consisted of one share of common stock and one warrant.  Additionally, the Company issued 31,875 warrants related to a consulting agreement.
See Note 6.

During the year ended December 31, 2011, there have been no other issuances of warrants or options outstanding to acquire any additional shares of common stock.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – WARRANTS AND OPTIONS (CONTINUED)

The following is a summary of the status of all of the Company’s stock warrants as of December 31, 2011 and 2010 and changes during the years ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2010	-	$0.00
Granted	-	$0.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2010	-	$0.00
Granted	358,268	$2.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at December 31, 2011	358,268	$2.00
Warrants exercisable at December 31, 2011	358,268	$2.00
Warrants exercisable at December 31, 2010	-	$0.00

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2011:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 2.00	358,268	0.72	$ 2.00

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company paid a total of $57,253 to the officers and directors of the Company for compensation.

During the year ended December 31, 2011, the Company paid $2,500 to an officer and director of the Company for legal fees.

During the year ended December 31, 2011, the Company paid $43,777 to a shareholder of the Company for consulting fees and $8,300 in cost of goods sold.

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

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAX

During  the  year  ended  December  31,  2010,  the Company  adopted  Financial Accounting  ASC 740 “Income Taxes”,  by  defining  the  confidence  level that a tax position must meet in order to be recognized in the financial statements.   The Interpretation  requires  that the tax effects of a position be recognized only if it is "more-likely-than-not"  to  be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that  a  company is entitled to the economic benefits of a tax position.  If a tax position  is  not considered more-likely-than-not to be sustained based solely on its technical  merits  no  benefits of the  tax  position  are  to  be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With  the adoption of ASC 740, companies are required to adjust their financial statements  to  reflect only those tax positions that are more-likely- than-not to be sustained.   Any  necessary  adjustment would be recorded directly to retained earnings and reported as a change  in  accounting principle.

As  of  December 31, 2011 and 2010, we have fully allowed for any deferred tax assets  as management  has  determined  that  it  is  more-likely-than-not  that we will not sustain the use of our net operating loss carryforward.

The components of the Company's deferred tax asset as of December 31, 2011 and 2010 are as follows:

	2011	2010

Net operating loss	$524,461	$2,135
Stock compensation	(204,271)	-

Net operating loss carry forward	320,190	2,135
Valuation allowance	(320,190)	(2,135)

Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2011	2010

Tax at statutory rate (35%)	$112,067	$747
Increase in valuation allowance	(112,067)	(747)

Net deferred tax asset	$-	$-

NOTE 10 – MATERIAL AGREEMENTS

On March 24, 2011, the Company entered into a Share Exchange Agreement with Oraco Resources, Inc., a Canadian company to acquire 100% of ORI’s outstanding common stock in exchange for 15,001,500 shares of common stock, concurrent with the Closing.  Additionally, the agreement sets forth conditions that the Company shall have obtained a cancellation of 10,000,000 shares of common stock.  The agreement with Oraco Canada, upon closing, will provide the Company with the ownership of 100% of Oraco Canada, which is involved in the diamond, gold, minerals and natural resources and exploration.

On March 24, 2011, the Company, entered into a Share Exchange Agreement with JYORK Industries Inc. Ltd., a Sierra Leone company to acquire 100% of JYORK’s outstanding common stock in exchange for 3,000,000 shares of common stock, concurrent with the Closing.  The agreement with JYORK, upon closing, will provide the Company with the ownership of 100% of JYORK, which is involved in the diamond, gold, minerals and natural resources and exploration.

On April 28, 2011, the Company entered into an Addendum No. 1 (“Addendum”) to the Share Exchange Agreements dated March 24, 2011 with Oraco Canada and JYORK Industries Inc. Ltd., a Sierra Leone company (“JYORK”).  Pursuant to the Addendum the effective date was extended from April 8, 2011 to May 10, 2011 to complete the conditions set forth in the Merger Agreement.

On May 16, 2011, the merger was closed with Oraco Canada and JYORK.

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

NOTE 10 – MATERIAL AGREEMENTS (CONTINUED)

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

NOTE 10 – MATERIAL AGREEMENTS (CONTINUED)

Additionally, the Company agreed to pay all of Mr. Huggins’ expenses for travel and accommodations in connection with the fulfillment of his duties. The Company will also provide Mr. Huggins with an automobile and driver who also will act in place of a security guard.

NOTE 11 – SUBSEQUENT EVENTS

During the three months ended March 31, 2012, the Company received a total of $95,000 from five investors to purchase 95,000 units.  Each unit consists of 1 share of common stock and 1 warrant.