Form 10-K/A
period 2011-12-31
Oraco Resources, Inc.
filed 2012-05-07
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K /A
(Amendment No 1)

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

The number of shares of Common Stock, $0.001 par value, outstanding on April 11, 2012 was 23,990,060 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

*EXPLANATORY NOTE –The Registrant is amending this Form 10-K strictly to resolve errors related to the XBRL exhibit requirement, and to correct the total issued and outstanding as of April 11, 2012. No other disclosure was changed as a result of this amendment.

ORACO RESOURCES, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

Index to Report
on Form 10-K/A

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K/A, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Personnel

As of the date of this 10-K/A, and as a result of our recent organizational establishment, we have 3 employees.  As mining and exportation activities commence, increase or decrease, we may have to adjust our technical, operational and administrative personnel as appropriate.  We are using and will continue to use independent consultants and contractors to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain operating and general expenses, and capital costs.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-18 of this Form 10-K/A.

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

Not applicable.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K/A:

1.	The financial statements listed in the "Index to Financial Statements" at page 53 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Oraco Resources, Inc.		S-1		3(i)(a)	6/17/10
3(i)(b)	Certificate of Amendment – Name Change – Dated February 23, 2011		8-K			2/24/11
3(i)(c)	Certificate of Change – Dated February 23, 2011		8-K			2/24
3(ii)(a)	Bylaws of Oraco Resources, Inc.		S-1		3(ii)(a)	6/17/10
10.1	Subscription Agreement		S-1		10.1	6/17/10
10.2	Share Exchange Agreement and Plan of Reorganization with Oraco Resources, Inc., a Canadian corporation – Dated March 24, 2011		8-K			3/28/11
10.3	Share Exchange Agreement and Plan of Reorganization with Jyork Industries, Inc., Ltd., a Sierra Leone corporation – Dated March 24, 2011		8-K			3/28/11
10.4	Addendum No. 1 to Share Exchange Agreement and Plan of Reorganization with Oraco Resources, Inc., a Canadian corporation – Dated April 28, 2011		8-K			5/2/11
10.5	Addendum No. 1 to Share Exchange Agreement and Plan of Reorganization with Jyork Industries, Inc., Ltd., a Sierra Leone corporation – Dated April 28, 2011		8-K			5/2/11
10.6	Consultant Agreement of Charles Huggins – Dated August 8, 2011		10-Q			11/23/11
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.3	Memorandum of Understanding – Zimmi Mining Area	8-K			EX .99.3	11/24/12
99.4	Memorandum of Understanding – Nimini Hills	8-K			EX. 99.4	11/24/12
99.5	Memorandum of Understanding – Gbense Tailings Number 5	8-K			EX. 99.5	11/24/12
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
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

Date: May 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/Bradley Rosen	Chief Executive Officer, President, and Director (Principal Executive Officer and Principal Financial Officer)	May 2, 2012
Bradley Rosen

/S/ Chris Butchko	Executive Vice President, Chief Operating Officer and Director	May 2, 2012
Chris Butchko

/S/ Anne L. Thomas	Secretary, Treasurer, Comptroller, and Director	May 2, 2012
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