Form 10-Q
period 2012-03-31
Oraco Resources, Inc.
filed 2012-05-21
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
401 West A Street, Suite 1150
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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 7, 2012 was 23,997,560 shares.

ORACO RESOURCES, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORACO RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$175,829	$10,888
Cash - restricted	-	59,256
Total current assets	175,829	70,144

Other assets:
Trademark, net	5,108	5,252
Total other assets	5,108	5,252

Total assets	$180,937	$75,396

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$63,190	$25,910
Accrued payroll taxes	8,742	5,055
Line of credit - related party	3,935	6,799
Customer deposit	-	59,256
Total current liabilities	75,867	97,020

Total liabilities	75,867	97,020

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 23,725,360 and 23,645,360 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	23,725	23,645
Additional paid-in capital	379,722	299,762
Common stock payable	596,846	204,971
Deficit accumulated during exploration stage	(895,223)	(550,002)
Total stockholders' equity (deficit)	105,070	(21,624)

Total liabilities and stockholders' equity (deficit)	$180,937	$75,396

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Inception
			(August 4, 2010)
	For the three months ended		to
	March 31,		March 31,
	2012	2011	2012

Revenue
Gold and diamond sales	$-	$-	$30,000
Commission income	6,103	-	26,102
Total revenue	6,103	-	56,102

Cost of goods sold
Cost of goods sold	2,714	-	33,403
Cost of goods sold - related party	-	-	8,300
Total cost of goods sold	2,714	-	41,703

Gross income	3,389	-	14,399

Operating expenses:
Depreciation and amortization	144	-	667
Executive compensation	37,986	-	95,239
General and administrative	3,786	64	7,686
Professional fees	275,139	4,000	704,699
Professional fees - related party	31,147	-	74,924
Total operating expenses	348,202	4,064	883,215

Other income (expense):
Interest income	3	-	9
Foreign currency transaction loss	(411)	-	(876)
Total other expense	(408)	-	(867)

Net loss	$(345,221)	$(4,064)	$(869,683)

Weighted average number of common shares	23,678,767	15,001,500
outstanding - basic

Net loss per share - basic	$(0.01)	$-

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(August 4, 2010)
	For the three months ended		to
	March 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(345,221)	$(4,064)	$(869,683)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares to be issued for consulting services	156,875	-	361,146
Depreciation and amortization	144	-	667
Changes in operating assets and liabilities:
Decrease in restricted cash	59,256	-	-
Increase in accounts payable	37,280	-	58,627
Increase in accrued payroll taxes	3,687	-	8,742
Decrease in customer deposits	(59,256)	-	-

Net cash used in operating activities	(147,235)	(4,064)	(440,501)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon merger	-	-	78
Purchase of trademark	-	-	(5,775)

Net cash used in investing activities	-	-	(5,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	1,935	4,164	8,734
Repayments for line of credit - related party	(4,799)	-	(4,799)
Proceeds from sale of common stock, net of offering costs	80,000	-	355,030
Proceeds from common stock payable	235,000	-	262,800
Donated capital	40	-	262

Net cash provided by financing activities	312,176	4,164	622,027

NET CHANGE IN CASH	164,941	100	175,829

CASH AT BEGINNING OF PERIOD	10,888	-	-

CASH AT END OF PERIOD	$175,829	$100	$175,829

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH SUPPLEMENT:
Acquisition of Oraco Resources and JYORK Industries;
Assets acquired	$-	$-	$50,000
Liabilities assumed	$-	$-	$(4,564)
Common stock payable assumed	$-	$-	$(50,700)
Total acquired, excluding cash	$-	$-	$(5,264)
Common stock for reverse merger	$-	$-	$8,344

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company’s 10-K annual report and all amendments.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation
For the three months ended March 31, 2011, the consolidated financial statements include the accounts of Oraco Resources, Inc. (Canada Corporation).  For the three months ended March 31, 2012, the consolidated financial statements include the accounts of Oraco Resources, Inc. (Nevada Corporation), Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd.   All significant intercompany balances and transactions have been eliminated.  Oraco Resources, Inc. (Nevada Corporation), Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd. will be collectively referred herein to as the “Company”.

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

Trademarks

ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of March 31, 2012, the Company believes there is no impairment of its intangible assets.

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

Major customers
During the three months ended March 31, 2012, the Company generated its revenue from one customer.

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

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through May 2012 and believes that none of them will have a material effect on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (August 4, 2010) through the period ended March 31, 2012 of ($895,223). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – TRADEMARK

Trademarks consisted of the following as of:

	March 31,	December 31,
	2012	2011
Trademarks	$5,775	$5,775
Accumulated amortization	(667)	(523)
	$5,108	$5,252

During the three months ended March 31, 2012, the Company recorded amortization expense of $144.  During the three months ended March 31, 2011, the Company recorded amortization expense of $0.

NOTE 4 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

	March 31, 2012	December 31, 2011
Revolving credit line due to shareholder of the Company, unsecured, 0% interest, due upon demand	$3,935	$6,799

	$3,935	$6,799

On January 1, 2011, the Company executed a line of credit in the amount of $10,000 with Summit Capital USA, Inc.  The line of credit carries an annual interest rate of 0% and is due upon demand.

During the three months ended March 31, 2012, interest expense was $0.

NOTE 5 – CUSTOMER DEPOSIT

During the year ended December 31, 2011, the Company received $200,000 from a customer and utilized $120,744 to facilitate the purchase and sale of products and the Company earned commission income of $20,000.  As of December 31, 2011, the Company had a balance of $59,256 in customer deposit.

During the three months ended March 31, 2012, the Company received an additional $61,028 from the customer to facilitate additional purchases and sales of products and the Company earned commission income of $6,103.  Due to additional fees and expenses directly related to the commission, the Company reduced $2,714 against the commission income.  As of March 31, 2012, the Company had a balance of $0 in customer deposit.

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

Common Stock
On July 18, 2011, the Company executed a one year consulting agreement with an entity in exchange for 127,500 shares of common stock and 127,500 warrants (the “units”).  The units are non-forfeitable and fully vested.  The units were valued using the fair value of similar units sold for cash on the agreement date.  As of March 31, 2012, the Company owed 127,500 units valued at $127,500.  During the three months ended March 31, 2012, the Company recorded consulting expense of $31,875.  As of March 31, 2012, the shares were unissued and a total of $90,313 was recorded to common stock payable.

On September 14, 2011, the Company executed a two year consulting agreement with an entity in exchange for a total of 1,000,000 shares of common stock.  The shares are earned equally over the two year period subject to the Company’s unfettered right to cancel the agreement at any time without issuing the consultant any further stock.  The shares were valued according to the fair value of the common stock based on the agreement date.  As of March 31, 2012, the Company owed 270,833 shares of restricted common stock valued at $270,833.  During the three months ended March 31, 2012, the Company recorded consulting expense of $125,000.  As of March 31, 2012, the shares were unissued and a total of $273,833 was recorded to common stock payable.

During the three months ended March 31, 2012, the Company sold 315,000 units consisting of 315,000 shares of its common stock and 315,000 warrants at a price of $1 per unit for cash of $315,000 to several investors.  During the three months ended March 31, 2012, the Company issued a total of 80,000 shares of common stock.  As of March 31, 2012, the remaining 235,000 shares were not issued and are recorded into common stock payable.

During the three months ended March 31, 2012, the Company received donated capital of $40 from a former officer, director and shareholder of the Company.

NOTE 7 – WARRANTS AND OPTIONS

During the three months ended March 31, 2012, the Company issued a total of 315,000 warrants to several investors related to the sale of units.  A unit consisted of one share of common stock and one warrant.  See Note 5.

ORACO RESOURCES, INC.
FORMERLY STERILITE SOLUTIONS CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of all of the Company’s stock warrants as of March 31, 2012 and changes during the three months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	358,268	$2.00
Granted	346,875	$2.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at March 31, 2012	705,143	$2.00
Warrants exercisable at March 31, 2012	705,143	$2.00
Warrants exercisable at March 31, 2011	-	$0.00

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2012:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 2.00	705,143	0.73	$ 2.00

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, the Company paid $31,147 to a shareholder of the Company for consulting fees.  During the three months ended March 31, 2011, the Company paid $0 to a shareholder of the Company for consulting fees.

NOTE 9 – SUBSEQUENT EVENTS

In April 2012, the Company received a total of $97,900 from several investors to purchase 97,900 units.  Each unit consists of 1 share of common stock and 1 warrant.

In April 2012, the Company received $15,000 from an investor to purchase 7,500 shares of common stock.

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

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Oraco”, “the Company”, and similar terms refer to Oraco Resources, Inc. and its subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Overview

Oraco is an exploration stage and exporting company engaged in the discovery, acquisition, development, production, and market of gold, diamonds, and other natural resources.  Our products primarily consist of: metal concentrates, which we sell to custom smelters; unrefined bullion bars (doré), which may be sold as doré or further refined before sale to precious metals traders; unfinished diamonds; and some gem quality diamonds that we have cut and polished before marketing.

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

Subject to adequate financing we plan to begin mining in Boroma within the next 90 days.  Findings will be released shortly after excavation.

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

On October 12, 2011, a surveyor was retained. By March 28, 2012, the survey of the Nimini Hills boundaries was completed. It was discovered by the results of the survey that the local Chieftains had misunderstood the conversion of the area to acres. The contract covered an area that is actually 50 square kilometers in size, rather than the 500 acres.

Recent Developments

In connection with the completion of the survey of Nimini Hills, a 50 acre area within the concession was mapped out by the surveyors in which the Company believes that it should be able to commence alluvial mining no later than July of 2012. The site is located around Gondama and Keoma, in the Kono District.

The Company’s wholly-owned subsidiary, JYORK, is in the process of obtaining an Exploratory License and a Small Scale Mechanized Mining License to enable the Company to commence mechanized mining and to determine the locations in the Nimini Hills concessions in which the mining should occur.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has generated minimal revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $869,683 for the period from inception (August 4, 2010) to March 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

RESULTS OF OPERATIONS

Revenues. In three months ended March 31, 2012, we generated $6,102 in revenue and during the three months ended March 31, 2011, we did not generate any revenue. The increase in revenue for the period ended March 31, 2012 was attributable to our change of business operations as a result of our acquisition of JYORK and ORI in May 2011, as well as some preliminary work on the buy/sell program.

While the Company shall begin artisanal mining shortly, we do not anticipate that these efforts will generate substantial returns while in the nascent stage. We will also be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues from our properties via any mechanized mining (which generates greater returns than artisanal mining) until we have explored the properties and conducted geophysical studies as well.

Depreciation and Amortization. Depreciation and amortization totaled $144 during the three months ended March 31, 2012 and $0 during the three months ended March 31, 2011.

Executive Compensation. Executive compensation totaled $37,986 during the three months ended March 31, 2012 and $0 during the three months ended March 31, 2011.

General and Administrative. General and administrative totaled $3,786 during the three months ended March 31, 2012 and $64 during the three months ended March 31, 2011.

Professional Fees. Professional fees totaled $275,139 during the three months ended March 31, 2012 and $4,000 during the three months ended March 31, 2011.  Professional fees consisted mainly of legal fees, accounting fees, EDGAR filing fees, consulting fees and transfer agent fees.

Professional Fees – Related Party. Professional fees – related party totaled $31,147 during the three months ended March 31, 2012 and $0 during the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $175,829 in cash. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(147,235)	$(4,064)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$312,176	$4,164
Net increase in cash	$164,941	$100
Cash, beginning of period	$10,888	$0
Cash, end of period	$175,829	$100

Operating activities

Net cash used in operating activities was $147,235 for the three months ended March 31, 2012, as compared to $4,064 used in operating activities for the same period in 2011. The increase in net cash used in operating activities consisted primarily of professional fees.

Investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2012, as compared to $0 used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $312,176, as compared to $4,164 for the same period of 2011. The increase in net cash provided by financing activities was mainly attributable to proceeds from sale of common stock.

Since inception, we have financed our cash flow requirements through the issuance of common stock and related party notes payable. Without significant cash flow from operations we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months.  We will require additional cash resources due to changed business conditions, implementation of our strategy to successfully expand and continue current gold and diamond buy/sell transactions, or acquisitions we may decide to pursue.

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

Operation Plan

Our current business plan is to expand and continue current gold and diamond buy/sell transactions that provide current revenues for the Company.  Additionally, we plan to engage SRK Worldwide, or another service provider of equal repute, to provide geological and geophysical analysis of our assets in Sierra Leone so as to prepare a feasibility and technical report with respect to the proposed mining operations on certain of our concessions. These studies will commence immediately after the Exploration Licenses have been issued.

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

Available Information

Our website is located at www.oracoresourcesinc.com. We provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

The contents of our websites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A. to Part I of Form 10-K for the year ended December 31, 2011 (filed on April 16, 2012) to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, we sold 315,000 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) to 5 accredited investors for a total purchase price of $315,000 all of which was paid in cash. Of the 315,000 shares of common stock, 80,000 shares were issued during the quarter ended March 31, 2012, 205,000 shares were issued on April 9, 2012 and the remaining 30,000 shares have not been issued.

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

Subsequent Sales of Unregistered Securities

On April 2, 2012, we sold 97,900 units (each unit consists of 1 share of our restricted common stock and 1 callable common stock purchase warrant priced at $2.00 per share for up to 12 months) to 7 accredited investors for a total purchase price of $97,900 all of which was paid in cash. Of the 97,900 shares of common stock, 59,700 shares were issued on April 9, 2012 and the remaining 38,200 shares have not been issued.

On April 9, 2012, we sold 7,500 shares of restricted common stock to 1 accredited investor for a total purchase price of $15,000 all of which was paid in cash. The 7,500 shares of common stock were issued on April 19, 2012.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on August 4, 2010 through the period ended March 31, 2012.

Item 3. Defaults on Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by reference herein
Number	Description	Form	Date

31.1*	Certification of pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of r pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
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

Date: May 21, 2012