Form 10-Q
period 2012-06-30
Oraco Resources, Inc.
filed 2012-08-15
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 20, 2012 was 24,054,288 shares.

ORACO RESOURCES, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORACO RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$77,273	$10,888
Cash - restricted	-	59,256
Inventory	44,558	-
Total current assets	121,831	70,144

Other assets:
Trademark, net	4,963	5,252
Total other assets	4,963	5,252

Total assets	$126,794	$75,396

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$47,487	$25,910
Accrued payroll taxes	11,473	5,055
Line of credit - related party	-	6,799
Customer deposit	-	59,256
Total current liabilities	58,960	97,020

Total liabilities	58,960	97,020

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 24,020,760 and 23,645,360 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	24,020	23,645
Additional paid-in capital	682,327	299,762
Common stock payable	578,721	204,971
Deficit accumulated during exploration stage	(1,217,234)	(550,002)
Total stockholders' equity (deficit)	67,834	(21,624)

Total liabilities and stockholders' equity (deficit)	$126,794	$75,396

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Inception
					(August 4, 2010)
	For the three months ended		For the six months ended		to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenue
Gold and diamond sales	$ -	$ -	$ -	$ -	$ 30,000
Commission income	-	-	6,103	-	26,103
Total revenue	-	-	6,103	-	56,103

Cost of goods sold
Cost of goods sold	-	-	2,714	-	33,403
Cost of goods sold - related party	-	-	-	-	8,300
Total cost of goods sold	-	-	2,714	-	41,703

Gross income	-	-	3,389	-	14,400

Operating expenses:
Depreciation and amortization	145	145	289	234	812
Executive compensation	38,431	-	76,417	-	133,670
General and administrative	28,614	51	32,400	115	36,300
Professional fees	208,178	95,139	483,316	95,139	912,877
Professional fees - related party	45,146	2,500	76,293	2,500	120,070
Total operating expenses	320,514	97,835	668,715	97,988	1,203,729

Other income (expense):
Interest income	-	-	3	-	9
Foreign currency transaction loss	(1,498)	-	(1,909)	-	(2,374)
Total other expense	(1,498)	-	(1,906)	-	(2,365)

Net loss	$(322,012)	$ (97,835)	$(667,232)	$ (97,988)	$(1,191,694)

Weighted average number of common shares outstanding - basic	23,977,905	20,702,863	23,828,336	19,359,644

Net loss per share - basic	$ (0.01)	$ (0.00)	$ (0.03)	$ (0.01)

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(August 4, 2010)
	For the six months ended		to
	June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(667,232)	$(97,988)	$(1,191,694)
Adjustments to reconcile net loss
to net cash used in operating activities:
Stock-based compensation for services	313,750	-	518,021
Depreciation and amortization	289	234	812
Changes in operating assets and liabilities:
Decrease in restricted cash	59,256	-	-
Decrease in prepaid expenses	-	1,500	-
Increase in inventory	(44,558)	-	(44,558)
Increase in due from related party	-	36,500	-
Increase in accounts payable	21,577	9,414	42,924
Increase in accrued payroll taxes	6,418	-	11,473
Increase in customer deposits	(59,256)	-	-

Net cash used in operating activities	(369,756)	(50,340)	(663,022)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon merger	-	78	78
Purchase of trademark	-	(5,775)	(5,775)

Net cash used in investing activities	-	(5,697)	(5,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	1,935	6,164	8,734
Repayments for line of credit - related party	(8,734)	(10)	(8,734)
Proceeds from sale of common stock, net of offering costs	147,900	50,000	407,930
Proceeds from common stock payable	295,000	-	337,800
Donated capital	40	-	262

Net cash provided by financing activities	436,141	56,154	745,992

NET CHANGE IN CASH	66,385	117	77,273

CASH AT BEGINNING OF PERIOD	10,888	-	-

CASH AT END OF PERIOD	$77,273	$117	$77,273

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH SUPPLEMENT:
Acquisition of Oraco Resources and JYORK Industries;
Assets acquired	$-	$-	$50,000
Liabilities assumed	$-	$-	$(4,564)
Common stock payable assumed	$-	$-	$(50,700)
Total acquired, excluding cash	$-	$-	$(5,264)
Common stock for reverse merger	$-	$-	$8,344

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Principles of consolidation
For the six months ended June 30, 2012 and 2011, the consolidated financial statements include the accounts of Oraco Resources, Inc. (Nevada Corporation), Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd.   All significant intercompany balances and transactions have been eliminated.   Oraco Resources, Inc. (Nevada Corporation), Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd. will be collectively referred herein to as the “Company”.

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

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventory
Inventory consists of raw materials and is valued at the lower of cost or market.  Cost is determined using historical cost.

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2012, the Company believes there is no impairment of its intangible assets.

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

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Major customers
During the three and six months ended June 30, 2012, the Company generated its revenue from one customer.

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

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through August 2012 and believes that none of them will have a material effect on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (August 4, 2010) through the period ended June 30, 2012 of ($1,191,694). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – TRADEMARK

Trademarks consisted of the following as of:

	June 30,	December 31,
	2012	2011
Trademarks	$5,775	$5,775
Accumulated amortization	(812)	(523)
	$4,963	$5,252

During the three months ended June 30, 2012 and 2011, the Company recorded amortization expense of $145 and $145, respectively.  During the six months ended June 30, 2012 and 2011, the Company recorded amortization expense of $289 and $234, respectively.

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

	June 30, 2012	December 31, 2011
Revolving credit line due to shareholder of the Company, unsecured, 0% interest, due upon demand	$-	$6,799

	$-	$6,799

On January 1, 2011, the Company executed a line of credit in the amount of $10,000 with Summit Capital USA, Inc.  The line of credit carries an annual interest rate of 0% and is due upon demand.

During the three months ended June 30, 2012 and 2011, interest expense was $0 and $0, respectively.  During the six months ended June 30, 2012 and 2011, interest expense was $0 and $0, respectively.

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

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Common Stock

On July 18, 2011, the Company executed a one year consulting agreement with an entity in exchange for 127,500 shares of common stock and 127,500 warrants (the “units”).  The units are non-forfeitable and fully vested.  The units were valued using the fair value of similar units sold for cash on the agreement date.  As of March 31, 2012, the Company owed 127,500 units valued at $127,500.  During the three months ended June 30, 2012, the Company recorded consulting expense of $31,875.  During the six months ended June 30, 2012, the Company recorded consulting expense of $63,750.  As of June 30, 2012, the shares were unissued and a total of $122,188 was recorded to common stock payable.

On September 14, 2011, the Company executed a two year consulting agreement with an entity in exchange for a total of 1,000,000 shares of common stock.  The shares are earned equally over the two year period subject to the Company’s unfettered right to cancel the agreement at any time without issuing the consultant any further stock.  The shares were valued according to the fair value of the common stock based on the agreement date.  As of June 30, 2012, the Company owed 395,833 shares of restricted common stock valued at $395,833.  During the three months ended June 30, 2012, the Company recorded consulting expense of $125,000.  During the six months ended June 30, 2012, the Company recorded consulting expense of $250,000.  As of June 30, 2012, the shares were unissued and a total of $395,833 was recorded to common stock payable.

During the three months ended March 31, 2012, the Company sold 315,000 units consisting of 315,000 shares of its common stock and 315,000 warrants at a price of $1 per unit for cash of $315,000 to several investors.  During the three months ended March 31, 2012, the Company issued a total of 80,000 shares of common stock.  As of March 31, 2012, the remaining 235,000 shares were not issued and are recorded into common stock payable.  During April 2012, the Company issued the remaining 235,000 shares.

During the three months ended March 31, 2012, the Company received donated capital of $40 from a former officer, director and shareholder of the Company.

During the three months ended June 30, 2012, the Company sold 97,900 units consisting of 97,900 shares of its common stock and 97,900 warrants at a price of $1 per unit for cash of $97,900 to several investors.  During the three months ended June 30, 2012, the Company issued a total of 52,900 shares of common stock.  As of June 30, 2012, the remaining 45,000 shares were not issued and are recorded into common stock payable.

During the three months ended June 30, 2012, the Company sold 15,000 shares of common stock for cash totaling $30,000 to several investors.  During the three months ended June 30, 2012, the Company issued a total of 7,500 shares of common stock.  As of June 30, 2012, the remaining 7,500 shares were not issued and are recorded into common stock payable.

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – WARRANTS AND OPTIONS

During the three months ended March 31, 2012, the Company issued a total of 315,000 warrants to several investors related to the sale of units.  A unit consisted of one share of common stock and one warrant. Additionally, the Company issued 31,875 warrants related to a consulting agreement. See Note 6.

During the three months ended June 30, 2012, the Company issued a total of 97,900 warrants to several investors related to the sale of units.  A unit consisted of one share of common stock and one warrant. Additionally, the Company issued 31,875 warrants related to a consulting agreement. See Note 6.

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2012 and changes during the six months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	358,298	$2.00
Granted	476,650	$2.00
Exercised	-	$0.00
Cancelled	(100,030)	$0.00
Outstanding at June 30, 2012	734,918	$2.00
Warrants exercisable at June 30, 2012	734,918	$2.00
Warrants exercisable at June 30, 2011	-	$0.00

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2012:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$ 2.00	734,918	0.44	$ 2.00

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2012, the Company paid $45,146 to a shareholder of the Company for consulting fees.  During the six months ended June 30, 2012, the Company paid $76,293 to a shareholder of the Company for consulting fees.  During the three months ended June 30, 2011, the Company paid $2,500 to a shareholder of the Company for consulting fees.  During the six months ended June 30, 2011, the Company paid $2,500 to a shareholder of the Company for consulting fees.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the period ended June 30, 2012, we sold 432,793 shares of common stock to several accredited investors for a total purchase price of $865,586 all of which was paid in cash.

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

In connection with the completion of the survey of Nimini Hills, a 50 acre area within the concession was mapped out by the surveyors in which the Company believes that it should be able to commence alluvial mining no later than September of 2012. The site is located around Gondama and Keoma, in the Kono District.

The Company’s wholly-owned subsidiary, JYORK, is in the process of obtaining an Exploratory License and a Small Scale Mechanized Mining License to enable the Company to commence mechanized mining and to determine the locations in the Nimini Hills concessions in which the mining should occur.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has generated minimal revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $1,191,694 for the period from inception (August 4, 2010) to June 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2012 and June 30, 2011

Revenues. In the three months ended June 30, 2012 and June 30, 2011 we did not generate any revenues.

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

Depreciation and Amortization. Depreciation and amortization totaled $145 during the three months ended June 30, 2012, 2012 and $145 during the three months ended June 30, 2011.

Executive Compensation. Executive compensation totaled $38,431 during the three months ended June 30, 2012 and $0 during the three months ended June 30, 2011.

General and Administrative. General and administrative totaled $28,613 during the three months ended June 30, 2012 and $51 during the three months ended June 30, 2011.

Professional Fees. Professional fees totaled $208,178 during the three months ended June 30, 2012 and $95,139 during the three months ended June 30, 2011.  Professional fees consisted mainly of legal fees, accounting fees, EDGAR filing fees, consulting fees and transfer agent fees.

Professional Fees – Related Party. Professional fees – related party totaled $45,146 during the three months ended June 30, 2012 and $2,500 during the three months ended June 30, 2011.

Results of Operations for the Six Months Ended June 30, 2012 and June 30, 2011

Revenues. In the six months ended June 30, 2012, we generated $6,102 in revenue and during the six months ended June 30, 2011 we did not generate any revenue. The increase in revenue for the period ended June 30, 2012 was attributable to some preliminary work on the buy/sell program.

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

Depreciation and Amortization. Depreciation and amortization totaled $289 during the six months ended June 30, 2012, 2012 and $234 during the six months ended June 30, 2011.

Executive Compensation. Executive compensation totaled $76,417 during the six months ended June 30, 2012 and $0 during the six months ended June 30, 2011.

General and Administrative. General and administrative totaled $32,399 during the six months ended June 30, 2012 and $115 during the six months ended June 30, 2011.

Professional Fees. Professional fees totaled $483,317 during the six months ended June 30, 2012 and $95,139 during the six months ended June 30, 2011.  Professional fees consisted mainly of legal fees, accounting fees, EDGAR filing fees, consulting fees and transfer agent fees.

Professional Fees – Related Party. Professional fees – related party totaled $76,293 during the six months ended June 30, 2012 and $2,500 during the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had $77,273 in cash and $44,558 in inventory. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations primarily through the issuance of stock and borrowings.

     The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(369,756)	$(50,340)
Net cash used in investing activities	$0	$(5,697)
Net cash provided by financing activities	$436,141	$56,154
Net increase in cash	$66,385	$117
Cash, beginning of period	$10,888	$0
Cash, end of period	$77,273	$117

Operating activities

Net cash used in operating activities was $369,756 for the six months ended June 30, 2012, as compared to $50,340 used in operating activities for the same period in 2011. The increase in net cash used in operating activities consisted primarily of professional fees.

Investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2012, as compared to $5,697 used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $436,141, as compared to $56,154 for the same period of 2011. The increase in net cash provided by financing activities was mainly attributable to proceeds from sale of common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2012, we sold 97,900 units consisting of 97,900 shares of our common stock and 97,900 warrants at a price of $1.00 per unit for cash of $97,900 to several accredited investors, all of which was paid in cash. Of the 97,900 shares, 52,900 shares were issued during the three months ended June 30, 2012 and the remaining 45,000 shares were not issued during the three months ended June 30, 2012.

During the three months ended June 30, 2012, we sold 15,000 shares of common stock for cash totaling $30,000 to several accredited investors, all of which was paid in cash.  Of the 15,000 shares, 7,500 shares were issued during the three months ended June 30, 2012 and the remaining 7,500 shares were not issued during the three months ended June 30, 2012.

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

Subsequent Sales of Unregistered Securities

Subsequent to the period ended June 30, 2012, we sold 432,793 shares of common stock to several accredited investors for a total purchase price of $865,586 all of which was paid in cash.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on August 4, 2010 through the period ended June 30, 2012.

Item 3. Defaults on Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

ORACO RESOURCES, INC.

Date: August 14, 2012	By:	/S/ Bradley Rosen
Bradley Rosen, Chief Executive Officer
(Principal Financial Officer and duly authorized signatory)