Form 10-Q/A
period 2012-06-30
Oraco Resources, Inc.
filed 2012-08-22
CIK 1490711

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

*EXPLANATORY NOTE –The Registrant is amending this Form 10-Q strictly to supplement the XBRL exhibit requirement. No other disclosure was changed.

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

ORACO RESOURCES, INC.

Date: August 22, 2012	By:	/S/ Bradley Rosen
Bradley Rosen, Chief Executive Officer
(Principal Financial Officer and duly authorized signatory)