Form 10-Q
period 2012-09-30
Oraco Resources, Inc.
filed 2012-11-19
CIK 1490711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 19, 2012 was 24,703,987 shares.

ORACO RESOURCES, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

EXPLANATORY NOTE

Oraco Resources, Inc. (the “Company”), is filing the following Quarterly Report on Form 10-Q for the period ended September 30, 2012 containing “unreviewed” and “unaudited” consolidated financial statements based upon the impact that Hurricane Sandy had upon the Company’s ability to timely gather the information and documentation the independent registered public accountants needed to begin their review of the consolidated financial statements. Anne Thomas, who is the Secretary and Treasurer for the Company, is located in New Jersey, and maintains the majority of the Company’s documents there. On October 28, 2012, Brad Rosen, the Company’s President and CEO flew to New Jersey, in large part to meet with Ms. Thomas and finalize the documents and information needed for the independent registered public accountants’ review of the consolidated financial statements. On October 29, 2012, all power and internet access was lost in the area due to the effects of Hurricane Sandy, and was not fully restored until November 3, 2012. Some of the documents needed for the filing were to have been transmitted to Ms. Thomas from Sierra Leone during that time period. However, due to the outages, the Company was unable to receive those documents. By the time that power was restored, the Company was unable to contact many of the people in Sierra Leone who were supposed to have sent the documents. This significant delay, caused in large part by Hurricane Sandy, impacted upon the Company’s ability to provide all the documentation and information the independent registered public accountants needed to begin their review of the consolidated financial statements.

The Company intends to file an amendment to this Form 10-Q to file unaudited consolidated financial statements for the quarterly period ended September 30, 2012 reviewed in accordance with SAS 100 as required by Rule 10-01(d) by November 21, 2012, the extension due date pursuant to SEC Release 2012-226.

Because the consolidated financial statements contained in this Form 10-Q do not meet the requirements of Rule 10-01(d) of Regulation S-X, the Company may not be considered current in our filings under the Securities Exchange Act of 1934. Filing an amendment to the report, when the independent registered public accountants’ review is complete, will eliminate certain consequences of a deficient filing.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORACO RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unreviewed)(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$68,665	$10,888
Cash - restricted	-	59,256
Inventory	425,058	-
Notes receivable	200,000	-
Total current assets	693,723	70,144

Other assets:
Trademark, net	4,819	5,252
Total other assets	4,819	5,252

Total assets	$698,542	$75,396

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$44,578	$25,910
Accrued payroll taxes	14,479	5,055
Line of credit - related party	-	6,799
Customer deposit	-	59,256
Total current liabilities	59,057	97,020

Total liabilities	59,057	97,020

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 24,020,760 and 23,645,360 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	24,581	23,646
Additional paid-in capital	1,761,822	299,762
Common stock payable	899,994	204,971
Deficit accumulated during exploration stage	(2,046,912)	(550,003)
Total stockholders' equity (deficit)	639,485	(21,624)

Total liabilities and stockholders' equity (deficit)	$698,542	$75,396

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unreviewed)(unaudited)

					Inception
					(August 4, 2010)
	For the three months ended		For the nine months ended		to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue
Gold and diamond sales	$-	$-	$-	$-	$30,000
Commission income	-	-	6,103	-	26,103
Total revenue	-	-	6,103	-	56,103

Cost of goods sold
Cost of goods sold	-	-	2,714	-	33,404
Cost of goods sold - related party	-	-	-	-	8,300
Total cost of goods sold	-	-	2,714	-	41,704

Gross loss	-	-	3,389	-	14,399

Operating expenses:
Depreciation and amortization	144	144	433	378	956
Executive compensation	42,307	27,118	118,724	27,118	175,977
General and administrative	131,129	1,511	163,529	1,626	167,429
Professional fees	497,367	152,743	980,683	247,882	1,410,243
Professional fees - related party	157,195	18,700	233,488	21,200	277,265
Total operating expenses	828,142	200,216	1,496,857	298,204	2,031,870

Other income (expense):
Interest income	6	-	9	-	15
Foreign currency transaction loss	(1,541)	(425)	(3,450)	(425)	(3,915)
Total other expense	(1,535)	(425)	(3,441)	(425)	(3,900)

Net loss	$(829,677)	$(200,641)	$(1,496,909)	$(298,629)	$(2,021,371)

Weighted average number of common shares	24,389,599	23,484,123	24,016,789	19,266,062
outstanding - basic

Net loss per share - basic	$(0.03)	$(0.01)	$(0.06)	$(0.02)

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unreviewed)(unaudited)

			Inception
			(August 4, 2010)
	For the nine months ended		to
	September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,496,909)	$(298,629)	$(2,021,371)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares to be issued for consulting services	470,625	47,396	674,896
Depreciation and amortization	433	378	956
Changes in operating assets and liabilities:
Decrease in restricted cash	59,256	-	-
Decrease in prepaid expenses	-	1,500	-
Increase in inventory	(425,058)	-	(425,058)
Increase in due from related party	-	49,900	-
Increase in accounts payable	18,668	14,231	40,015
Increase in accrued payroll taxes	9,424	2,577	14,479
Increase in customer deposits	(59,256)	-	-

Net cash used in operating activities	(1,422,817)	(182,647)	(1,716,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon merger	-	78	78
Purchase of trademark	-	(5,775)	(5,775)
Payments for notes receivable	(200,000)	-	(200,000)

Net cash used in investing activities	(200,000)	(5,697)	(205,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	1,935	6,164	8,734
Repayments for line of credit - related party	(8,734)	(10)	(8,734)
Proceeds from sale of common stock, net of offering costs	1,462,955	200,030	1,737,985
Proceeds from common stock payable	224,398	27,800	252,198
Donated capital	40	210	262

Net cash provided by financing activities	1,680,594	234,194	1,990,445

NET CHANGE IN CASH	57,777	45,850	68,665

CASH AT BEGINNING OF PERIOD	10,888	-	-

CASH AT END OF PERIOD	$68,665	$45,850	$68,665

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH SUPPLEMENT:
Acquisition of Oraco Resources and JYORK Industries;
Assets acquired	$-	$50,000	$50,000
Liabilities assumed	$-	$(4,564)	$(4,564)
Common stock payable assumed	$-	$(50,700)	$(50,700)
Total acquired, excluding cash	$-	$5,264	$(5,264)
Common stock for reverse merger	$-	$8,344	$8,344
Shares to be issued for consulting services	$470,625	$47,396	$654,063
See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNREVIEWED)(UNAUDITED)

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

Principles of consolidation
For the nine months ended September 30, 2012 and 2011, the consolidated financial statements include the accounts of Oraco Resources, Inc. (Nevada Corporation), Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd.   All significant intercompany balances and transactions have been eliminated.   Oraco Resources, Inc. (Nevada Corporation), Oraco Resources, Inc. (Canada Corporation) and JYORK Industries, Inc. Ltd. will be collectively referred herein to as the “Company”.

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

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2012, the Company believes there is no impairment of its intangible assets.

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNREVIEWED)(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trademarks (continued)
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

Major customers
During the three and nine months ended September 30, 2012, the Company generated its revenue from one customer.

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

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through November 2012 and believes that none of them will have a material effect on the Company’s consolidated financial statements.

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNREVIEWED)(UNAUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (August 4, 2010) through the period ended September 30, 2012 of ($2,021,371). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – TRADEMARK

Trademarks consisted of the following as of:

	September 30,	December 31,
	2012	2011
Trademarks	$5,775	$5,775
Accumulated amortization	(956)	(523)
	$4,819	$5,252

During the three months ended September 30, 2012 and 2011, the Company recorded amortization expense of $144 and $144, respectively.  During the nine months ended September 30, 2012 and 2011, the Company recorded amortization expense of $433 and $378, respectively.

NOTE 4 – NOTES RECEIVABLE

Notes receivable consisted of the following as of:

September 30,	December 31,
2012	2011
$ 200,000	$ -

$ 200,000	$ -

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNREVIEWED)(UNAUDITED)

NOTE 5 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

	September 30, 2012	December 31, 2011
Revolving credit line due to shareholder of the Company, unsecured, 0% interest, due upon demand	$-	$6,799

	$-	$6,799

On January 1, 2011, the Company executed a line of credit in the amount of $10,000 with Summit Capital USA, Inc.  The line of credit carries an annual interest rate of 0% and is due upon demand.

During the three months ended September 30, 2012 and 2011, interest expense was $0 and $0, respectively.  During the nine months ended September 30, 2012 and 2011, interest expense was $0 and $0, respectively.

NOTE 6 – CUSTOMER DEPOSIT

During the year ended December 31, 2011, the Company received $200,000 from a customer and utilized $120,744 to facilitate the purchase and sale of products and the Company earned commission income of $20,000.  As of December 31, 2011, the Company had a balance of $59,256 in customer deposit.

During the three months ended March 31, 2012, the Company received an additional $61,028 from the customer to facilitate additional purchases and sales of products and the Company earned commission income of $6,103.  Due to additional fees and expenses directly related to the commission, the Company reduced $2,714 against the commission income.  As of September 30, 2012, the Company had a balance of $0 in customer deposit.

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

Common Stock
On July 18, 2011, the Company executed a one year consulting agreement with an entity in exchange for 127,500 shares of common stock and 127,500 warrants (the “units”).  The units are non-forfeitable and fully vested.  The units were valued using the fair value of similar units sold for cash on the agreement date.  As of March 31, 2012, the Company owed 127,500 units valued at $127,500.  During the three months ended September 30, 2012, the Company recorded consulting expense of $31,875.  During the nine months ended September 30, 2012, the Company recorded consulting expense of $63,750.  As of September 30, 2012, the shares were unissued and a total of $122,188 was recorded to common stock payable.

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNREVIEWED)(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common stock (continued)
On September 14, 2011, the Company executed a two year consulting agreement with an entity in exchange for a total of 1,000,000 shares of common stock.  The shares are earned equally over the two year period subject to the Company’s unfettered right to cancel the agreement at any time without issuing the consultant any further stock.  The shares were valued according to the fair value of the common stock based on the agreement date.  As of September 30, 2012, the Company owed 520,833 shares of restricted common stock valued at $520,833.  During the three months ended September 30, 2012, the Company recorded consulting expense of $125,000.  During the nine months ended September 30, 2012, the Company recorded consulting expense of $375,000.  As of September 30, 2012, the shares were unissued and a total of $520,833 was recorded to common stock payable.

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

During the three months ended September 30, 2012, the Company sold 622,227 shares of common stock for cash totaling $1,244,454 to several investors.  During the three months ended June 30, 2012, the Company issued a total of 512,528 shares of common stock.  As of September 30, 2012, the remaining 109,699 shares were not issued and are recorded into common stock payable.

During the six months ended September 30, 2012, there have been no other issuances of common stock.

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

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNREVIEWED)(UNAUDITED)

NOTE 8 – WARRANTS AND OPTIONS (CONTINUED)

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2012 and changes during the nine months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	358,268	$2.00
Granted	476,650	$2.00
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at September 30, 2012	834,918	$2.00
Warrants exercisable at September 30, 2012	834,918	$2.00
Warrants exercisable at September 30, 2011	-	$0.00

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2012:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$2.00	834,918	0.73	$2.00

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2012, the Company paid $157,195 to a shareholder of the Company for consulting fees.  During the nine months ended September 30, 2012, the Company paid $233,488 to a shareholder of the Company for consulting fees.  During the three months ended September 30, 2011, the Company paid $18,700 to a shareholder of the Company for consulting fees.  During the nine months ended September 30, 2011, the Company paid $21,200 to a shareholder of the Company for consulting fees.

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

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.oracoresourcesinc.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Oraco Resources, Inc., 189 Brookview Drive, Rochester, NY 14617.

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

In connection with the completion of the survey of Nimini Hills, a 50 acre area within the concession was mapped out by the surveyors in which the Company believes that it should be able to commence alluvial mining by late 2012 or early 2013. The site is located around Gondama and Keoma, in the Kono District.

The Company’s wholly-owned subsidiary, JYORK, is in the process of obtaining an Exploratory License and a Small Scale Mechanized Mining License to enable the Company to commence mechanized mining and to determine the locations in the Nimini Hills concessions in which the mining should occur.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has generated minimal revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $2,021,371 for the period from inception (August 4, 2010) to September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2012 and September 30, 2011

Revenues. In the three months ended September 30, 2012 and September 30, 2011 we did not generate any revenues.

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

Depreciation and Amortization. Depreciation and amortization totaled $144 during the three months ended September 30, 2012 and $144 during the three months ended September 30, 2011.

Executive Compensation. Executive compensation totaled $42,307 during the three months ended September 30, 2012 and $27,118 during the three months ended September 30, 2011.

General and Administrative. General and administrative totaled $131,129 during the three months ended September 30, 2012 and $1,511 during the three months ended September 30, 2011.

Professional Fees. Professional fees totaled $497,367 during the three months ended September 30, 2012 and $152,743 during the three months ended September 30, 2011.  Professional fees consisted mainly of legal fees, accounting fees, EDGAR filing fees, consulting fees and transfer agent fees.

Professional Fees – Related Party. Professional fees – related party totaled $157,195 during the three months ended September 30, 2012 and $18,700 during the three months ended September 30, 2011.

Results of Operations for the Nine Months Ended September 30, 2012 and September 30, 2011

Revenues. In the nine months ended September 30, 2012, we generated $6,103 in revenue and during the nine months ended September 30, 2011 we did not generate any revenue. The increase in revenue for the period ended September 30, 2012 was attributable to some preliminary work on the buy/sell program.

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

Depreciation and Amortization. Depreciation and amortization totaled $433 during the nine months ended September 30, 2012 and $378 during the nine months ended September 30, 2011.

Executive Compensation. Executive compensation totaled $118,724 during the nine months ended September 30, 2012 and $27,118 during the nine months ended September 30, 2011.

General and Administrative. General and administrative totaled $163,529 during the nine months ended September 30, 2012 and $1,626 during the nine months ended September 30, 2011.

Professional Fees. Professional fees totaled $980,683 during the nine months ended September 30, 2012 and $247,882 during the nine months ended September 30, 2011.  Professional fees consisted mainly of legal fees, accounting fees, EDGAR filing fees, consulting fees and transfer agent fees.

Professional Fees – Related Party. Professional fees – related party totaled $233,488 during the nine months ended September 30, 2012 and $21,200 during the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had $68,665 in cash, $425,058 in inventory and $200,000 in notes receivable. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations primarily through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(1,422,817)	$(182,647)
Net cash used in investing activities	$(200,000)	$(5,697)
Net cash provided by financing activities	$1,680,594	$234,194
Net change in cash	$57,777	$48,850
Cash, beginning of period	$10,888	$-
Cash, end of period	$68,665	$45,850

Operating activities

Net cash used in operating activities was $1,422,817 for the nine months ended September 30, 2012, as compared to $182,647 used in operating activities for the same period in 2011. The increase in net cash used in operating activities consisted primarily of professional fees.

Investing activities

Net cash used in investing activities was $200,000 for the nine months ended September 30, 2012, as compared to $5,697 used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $1,680,594, as compared to $234,194 for the same period of 2011. The increase in net cash provided by financing activities was mainly attributable to proceeds from sale of common stock.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Bradley Rosen, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based on that evaluation and assessment, Mr. Rosen concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, we sold 622,227 shares of common stock for cash totaling $1,244,454 to several accredited investors, all of which was paid in cash.  Of the 622,227 shares, 512,528 shares were issued during the three months ended September 30, 2012 and the remaining 109,699 shares were issued subsequent to the period ended September 30, 2012.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on August 4, 2010 through the period ended September 30, 2012.

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

ORACO RESOURCES, INC.

Date: November 19, 2012	By:	/S/ Bradley Rosen
Bradley Rosen, Chief Executive Officer
(Principal Financial Officer and duly authorized signatory)