Form 10-Q/A
period 2012-09-30
Oraco Resources, Inc.
filed 2012-11-21
CIK 1490711

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

EXPLANATORY NOTE

Oraco Resources, Inc. (the “Company”), is filing the following Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2012 to include the unaudited consolidated financial statements reviewed in accordance with SAS 100 as required by Rule 10-01(d).

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORACO RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$68,665	$10,888
Cash - restricted	-	59,256
Inventory	425,058	-
Total current assets	493,723	70,144

Other assets:
Notes receivable	200,000	-
Accrued interest receivable	1,570	-
Trademark, net	4,819	5,252
Total other assets	206,389	5,252

Total assets	$700,112	$75,396

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$47,578	$25,910
Accrued payroll taxes	14,479	5,055
Line of credit - related party	-	6,799
Customer deposit	-	59,256
Total current liabilities	62,057	97,020

Total liabilities	62,057	97,020

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 24,585,788 and 23,645,360 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	24,586	23,646
Additional paid-in capital	1,766,817	299,762
Common stock payable	868,431	204,971
Deficit accumulated during exploration stage	(2,021,779)	(550,003)
Total stockholders' equity (deficit)	638,055	(21,624)

Total liabilities and stockholders' equity (deficit)	$700,112	$75,396

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Inception
					(August 4, 2010)
	For the three months ended		For the nine months ended		to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue
Gold and diamond sales	$	$ -	$ -	$ -	$ 30,000
Commission income	-	-	6,103	-	26,103
Total revenue	-	-	6,103	-	56,103

Cost of goods sold
Cost of goods sold	-	-	2,714	-	33,404
Cost of goods sold - related party	-	-	-	-	8,300
Total cost of goods sold	-	-	2,714	-	41,704

Gross profit	-	-	3,389	-	14,399

Operating expenses:
Depreciation and amortization	144	144	433	378	956
Executive compensation	42,307	27,118	118,724	27,118	175,977
General and administrative	134,131	1,511	166,531	1,626	170,431
Professional fees	470,802	152,743	954,118	247,882	1,383,678
Professional fees - related party	157,195	18,700	233,488	21,200	277,265
Total operating expenses	804,579	200,216	1,473,294	298,204	2,008,307

Other income (expense):
Interest income	1,576	-	1,579	-	1,585
Foreign currency transaction loss	(1,541)	(425)	(3,450)	(425)	(3,915)
Total other expense	35	(425)	(1,871)	(425)	(2,330)

Net loss	$ (804,544)	$ (200,641)	$ (1,471,776)	$ (298,629)	$ (1,996,238)

Weighted average number of common shares	24,389,599	23,484,123	24,016,789	19,266,062
outstanding - basic

Net loss per share - basic	$ (0.03)	$ (0.01)	$ (0.06)	$ (0.02)

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
			(August 4, 2010)
	For the nine months ended		to
	September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,471,776)	$(298,629)	$(1,996,238)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares to be issued for consulting services	444,062	47,396	648,333
Depreciation and amortization	433	378	956
Changes in operating assets and liabilities:
Decrease in restricted cash	59,256	-	-
Decrease in prepaid expenses	-	1,500	-
Increase in inventory	(425,058)	-	(425,058)
Increase in accrued interest receivable	(1,570)	-	(1,570)
Decrease in due from related party	-	49,900	-
Increase in accounts payable	21,668	14,231	43,015
Increase in accrued payroll taxes	9,424	2,577	14,479
Decrease in customer deposits	(59,256)	-	-

Net cash used in operating activities	(1,422,817)	(182,647)	(1,716,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired upon merger	-	78	78
Purchase of trademark	-	(5,775)	(5,775)
Payments for notes receivable	(200,000)	-	(200,000)

Net cash used in investing activities	(200,000)	(5,697)	(205,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	1,935	6,164	8,734
Repayments for line of credit - related party	(8,734)	(10)	(8,734)
Proceeds from sale of common stock, net of offering costs	1,467,955	200,030	1,742,985
Proceeds from common stock payable	219,398	27,800	247,198
Donated capital	40	210	262

Net cash provided by financing activities	1,680,594	234,194	1,990,445

NET CHANGE IN CASH	57,777	45,850	68,665

CASH AT BEGINNING OF PERIOD	10,888	-	-

CASH AT END OF PERIOD	$68,665	$45,850	$68,665

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH SUPPLEMENT:
Acquisition of Oraco Resources and JYORK Industries;
Assets acquired	$-	$50,000	$50,000
Liabilities assumed	$-	$(4,564)	$(4,564)
Common stock payable assumed	$-	$(50,700)	$(50,700)
Total acquired, excluding cash	$-	$5,264	$(5,264)
Common stock for reverse merger	$-	$8,344	$8,344

See Accompanying Notes to Consolidated Financial Statements.

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company’s 10-K annual report and all amendments.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation
For the nine months ended September 30, 2012 and 2011, the consolidated financial statements include the accounts of Oraco Resources, Inc. (Nevada Corporation), Oraco Resources, Inc. (Canada Corporation), JYORK Industries, Inc. Ltd, One Communications, Inc. (Nevada Corporation) and Oracom, Inc. (Nevada Corporation).   All significant intercompany balances and transactions have been eliminated.   Oraco Resources, Inc. (Nevada Corporation), Oraco Resources, Inc. (Canada Corporation), JYORK Industries, Inc. Ltd., One Communications, Inc. (Nevada Corporation) and Oracom, Inc. (Nevada Corporation) will be collectively referred herein to as the “Company”.

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

Fair value of financial instruments
The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable, and accrued expenses approximate the respective fair values due to the short maturities of these items.

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
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated all the recent accounting pronouncements through November 2012 and believes that none of them will have a material effect on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability and/or acquisition and sale of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (August 4, 2010) through the period ended September 30, 2012 of ($1,996,238). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES RECEIVABLE

During the quarter ended September 30, 2012, the Company entered in a note receivable agreement with the Parent Company of iAlarm, Inc. On November 19, 2012, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) by and among iAlarm, Inc. (Note 10)  Notes receivable consisted of the following as of:

	September 30,	December 31,
	2012	2011
Note receivable, unsecured, 6% interest, due August 2016	$100,000	$-
Note receivable, unsecured, 6% interest, due August 2016	50,000	-
Note receivable, unsecured, 6% interest, due August 2016	50,000	-

	$200,000	$-

During the three months ended September 30, 2012 and 2011, the Company recorded interest receivable of $1,570 and $0, respectively.  During the nine months ended September 30, 2012 and 2011, the Company recorded interest receivable of $1,570 and $0, respectively.

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

Common Stock
On July 18, 2011, the Company executed a one year consulting agreement with an entity in exchange for 127,500 shares of common stock and 127,500 warrants (the “units”).  The units are non-forfeitable and fully vested.  The units were valued using the fair value of similar units sold for cash on the agreement date.  As of March 31, 2012, the Company owed 127,500 units valued at $127,500.  During the three months ended September 30, 2012, the Company recorded consulting expense of $5,312.  During the nine months ended September 30, 2012, the Company recorded consulting expense of $69,062.  As of September 30, 2012, the shares were unissued and a total of $127,500 was recorded to common stock payable.

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

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the three months ended September 30, 2012, the Company sold 622,227 shares of common stock for cash totaling $1,244,454 to several investors.  During the three months ended June 30, 2012, the Company issued a total of 565,028 shares of common stock.  As of September 30, 2012, the remaining 109,699 shares were not issued and are recorded into common stock payable.

During the nine months ended September 30, 2012, there have been no other issuances of common stock.

NOTE 8 – WARRANTS AND OPTIONS

During the three months ended March 31, 2012, the Company issued a total of 315,000 warrants to several investors related to the sale of units.  A unit consisted of one share of common stock and one warrant.  See Note 7.

During the three months ended June 30, 2012, the Company issued a total of 97,900 warrants to several investors related to the sale of units.  A unit consisted of one share of common stock and one warrant.  See Note 7.

During the nine months ending September 30, 2012, the Company agreed to issue a total of 63,750 warrants to an entity for a consulting agreement.
The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2012 and changes during the nine months ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	358,298	$2.00
Granted	481,962	$2.00
Exercised	-	$0.00
Cancelled	(405,360)	$0.00
Outstanding at September 30, 2012	434,900	$2.00
Warrants exercisable at September 30, 2012	434,900	$2.00
Warrants exercisable at September 30, 2011	-	$0.00

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2012:

	STOCK WARRANTS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Warrants Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$2.00	434,900	0.43	$2.00

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

ORACO RESOURCES, INC.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS

On November 19, 2012, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) by and among iAlarm, Inc. (“iAlarm”), a Utah corporation and Oracom, Inc. (“Oracom”), a Nevada corporation and wholly-owned subsidiary of the Company. Pursuant to the Exchange Agreement, Oracom shall issue and deliver to iAlarm one million (1,000,000) shares of Oraco common stock in exchange for all the issued and outstanding shares of iAlarm (the “Exchange”). Oracom will hold and retain such iAlarm shares, making iAlarm the wholly-owned subsidiary of Oracom.

Subject to the terms and conditions set for the in the Exchange Agreement, the Exchange is anticipated to become effective on December 19, 2012.

During October and November 2012, the Company raised a total of $41,500 and issued a total of 20,750 shares of the common stock.

During October and November 2012, the Company issued a total of 97,449 shares of common stock and reduced the stock payable by $194,898.

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

On October 8, 2012, our wholly-owned subsidiary, JYORK, obtained an Exploratory License and a Small Scale Mechanized Mining License to enable the Company to commence mechanized mining and to determine the locations in the Nimini Hills concessions in which the mining should occur.

Recent Developments

On November 19, 2012, we entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) by and among iAlarm, Inc. (“iAlarm”), a Utah corporation and Oracom, Inc. (“Oracom”), a Nevada corporation and our wholly-owned subsidiary. Pursuant to the Exchange Agreement, Oracom shall issue and deliver to iAlarm one million (1,000,000) shares of Oraco’s common stock in exchange for all the issued and outstanding shares of iAlarm (the “Exchange”). Oracom will hold and retain such iAlarm shares, making iAlarm the wholly-owned subsidiary of Oracom.

Subject to the terms and conditions set for the in the Exchange Agreement, the Exchange is anticipated to become effective on December 19, 2012.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and, accordingly, has generated minimal revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $1,996,238 for the period from inception (August 4, 2010) to September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

General and Administrative. General and administrative totaled $134,131 during the three months ended September 30, 2012 and $1,511 during the three months ended September 30, 2011.

Professional Fees. Professional fees totaled $470,802 during the three months ended September 30, 2012 and $152,743 during the three months ended September 30, 2011.  Professional fees consisted mainly of legal fees, accounting fees, EDGAR filing fees, consulting fees and transfer agent fees.

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

General and Administrative. General and administrative totaled $166,531 during the nine months ended September 30, 2012 and $1,626 during the nine months ended September 30, 2011.

Professional Fees. Professional fees totaled $954,118 during the nine months ended September 30, 2012 and $247,882 during the nine months ended September 30, 2011.  Professional fees consisted mainly of legal fees, accounting fees, EDGAR filing fees, consulting fees and transfer agent fees.

Professional Fees – Related Party. Professional fees – related party totaled $233,488 during the nine months ended September 30, 2012 and $21,200 during the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had $68,665 in cash, $425,058 in inventory, $200,000 in notes receivable, and $1,570 in accrued interest receivable. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations primarily through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(1,422,817)	$(182,647)
Net cash used in investing activities	$(200,000)	$(5,697)
Net cash provided by financing activities	$1,680,594	$234,194
Net change in cash	$57,777	$45,850
Cash, beginning of period	$10,888	$-
Cash, end of period	$68,665	$45,850

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

Operation Plan

Our current business plan is to expand and continue current gold and diamond buy/sell transactions that provide current revenues for the Company.  Additionally, we plan to engage SRK Worldwide, or another service provider of equal repute, to provide geological and geophysical analysis of our assets in Sierra Leone so as to prepare a feasibility and technical report with respect to the proposed mining operations on certain of our concessions. These studies will commence immediately now that the Exploration Licenses have been issued on October 8, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2012, we sold 622,227 shares of common stock for cash totaling $1,244,454 to several accredited investors, all of which was paid in cash.  Of the 622,227 shares, 565,028 shares were issued during the three months ended September 30, 2012 and the remaining 109,699 shares were issued subsequent to the period ended September 30, 2012.

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

ORACO RESOURCES, INC.

Date: November 21, 2012	By:	/S/ Bradley Rosen
Bradley Rosen, Chief Executive Officer
(Principal Financial Officer and duly authorized signatory)